Form 10QSB
period 1999-06-30
AMERICAN SPORTS MACHINE INC
filed 1999-08-16
CIK 1081987

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

Commission file no.


                        The American Sports Machine, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


        Florida                                    65-0877744
------------------------------------               -----------------------
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                     Identification No.)

222 Lakeview Avenue, Suite 160-146
West Palm Beach, FL                                       33401
------------------------------------------         -----------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (561) 832-5698

Securities to be registered under Section 12(b) of the Act:

Title of each class                               Name of each exchange
                                                  on which registered

        None                                              None
------------------------                     -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

                        Copies of Communications Sent to:

                               Donald F. Mintmire
                              Mintmire & Associates
                          265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                    Tel: (561) 832-5696 - Fax: (561) 659-5371

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X          No
                            ---            ---

     As of June 30, 1999, there are 1,400,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.        Financial Statements




THE AMERICAN SPORTS MACHINE, INC.


TABLE OF CONTENTS



                                                        Page

Balance Sheet.........................................  F-1

Statement of Operations and Accumulated Deficit.......  F-2

Statement of Changes in Stockholders' Equity..........  F-3

Statement of Cash Flows...............................  F-4

Notes to Financial Statements.........................  F-5,6

                       THE AMERICAN SPORTS MACHINE, INC.
                         ( A Development Stage Company)

                                 BALANCE SHEET



June 30,                                                                 1999
---------------------------------------------------------------- ------------
ASSETS

Current Assets:
    Cash                                                          $   20,057
--- ------------------------------------------------------------ ------------

TOTAL CURRENT ASSETS                                                  20,057
---------------------------------------------------------------- ------------

                                                                  $   20,057
--- ------------------------------------------------------------ ------------


LIABILITIES

Current Liabilities:
    Accrued expenses                                              $    7,978
--- ------------------------------------------------------------ ------------

TOTAL CURRENT LIABILITIES                                              7,978
---------------------------------------------------------------- ------------

                                                                       7,978
--- ------------------------------------------------------------ ------------


STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares authorized
          1,400,000 shares issued and outstanding                        140
Preferred stock - No par value - 10,000,000 shares authorized
          No shares issued or outstanding                                  -
    Additional paid-in-capital                                        45,860
    Accumulated deficit                                              (33,921)
--- ------------------------------------------------------------ ------------

TOTAL STOCKHOLDERS' EQUITY                                            12,079
---------------------------------------------------------------- ------------

                                                                  $   20,057
--- ------------------------------------------------------------ ------------

                 See accompanying notes to Financial Statements

                       THE AMERICAN SPORTS MACHINE, INC.

                         ( A Development Stage Company)

                          STATEMENT OF OPERATIONS AND
                               ACCUMULATED DEFICIT

For the period October 1, 1998 (date of inception) to June 30.            1999
---------------------------------------------------------------- -------------
Revenues                                                          $         -
---------------------------------------------------------------- -------------


Operating expenses:
   Professional fees                                   $  30,500
   Organization costs                                       2,421      32,921
---------------------------------------------------------------- -------------

Loss before income taxes                                              (32,921)
Income  taxes                                                               -
---------------------------------------------------------------- -------------

Net loss                                                              (32,921)

Accumulated deficit - October 1, 1998                                  (1,000)
---------------------------------------------------------------- -------------

Accumulated deficit - June 30, 1999                               $   (33,921)
---------------------------------------------------------------- -------------

Net loss per share                                                $     (0.03)
---------------------------------------------------------------- -------------

Weighted average shares of common stock                           $ 1,174,073
---------------------------------------------------------------- -------------






                 See Accompanying Notes to Financial Statements

                       THE AMERICAN SPORTS MACHINE, INC.
                         ( A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


For the period October 1, 1998 (date of inception) to June 30,                                   1999
------------------------------------------------------------------------------- --------------------------
                                                                       Additional
                                Number of      Preferred   Common    Paid - In   Accumulated
                                 Shares        Stock       Stock     Capital     Deficit       Total
                               ------------------------------------------------ --------------------------
Beginning balance:
   June 2, 1995 - Services      $  500,000     $   -       $   50    $    950    $      -      $    1,000

Issuance of Common Stock:
   December 1, 1998 - Services     500,000         -           50      24,950           -          25,000
   December 1, 1998                400,000         -           40      19,960           -          20,000

Accumulated deficit                      -         -            -           -     (33,921)        (33,921)
------------------------------------------------------------------------------- --------------------------

                                $1,400,000      $  -       $  140    $ 45,860    $(33,921)     $   12,079
------------------------------------------------------------------------------- --------------------------













                 See Accompanying Notes to Financial Statements

                       THE AMERICAN SPORTS MACHINE, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows




For the period October 1, 1998 (date of inception) to June 30,                1999
------------------------------------------------------------------------ -----------
Operating Activities:
     Net loss                                                            $  (32,921)
                         Adjustments to reconcile net loss to net cash
                                         used by operating activities:
                                                          Increase in:
                                                      Accrued expenses        7,978
                                 Issuance of common stock for services       25,000
--- --------- ---------------------------------------------------------  -----------

Net cash provided by operating activities                                        57
-----------------------------------------------------------------------  -----------

Financing activities:
                                              Issuance of Common Stock       20,000
--- -------------------------------------------------------------------  -----------

Net cash provided by financing activities                                    20,000
-----------------------------------------------------------------------  -----------

Net increase in cash                                                         20,057
-----------------------------------------------------------------------  -----------

Cash - June 30, 1999                                                     $   20,057
---                                                                      -----------









                 See Accompanying Notes to Financial Statements

The American Sports Machine, Inc.
Notes to Financial Statements

Note A - Summary of Significant Accounting Policies:
Organization

The American Sports Machine, Inc. (a development stage company) is a Florida Corporation organized June 2, 1995 to build recreational centers for small organized sports activities including basketball, handball, racquetball, as well as video games and other computer board sports activities. The Company failed in its attempt to implement its initial business plan and during June 1996 abandoned its efforts. The Company had no operations for the period prior to June 1996. The Company was inactive and there were no transactions from June 1996 to the date of reinstatement by the State of Florida on December 1, 1998 that affect the balances reflected in the financial statements as of December 1, 1998. In addition, audited statements of operations, cash flows and stockholders' equity for the two years ended September 30, 1998 as required by item 310 of regulation S-B are not provided because the company was dormant.

The Company has a new business plan, which was adopted on or about December 1, 1998, which is to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Interim Financial Statements

The June 30, 1999 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

On June 2, 1995, the Company issued 500,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial officer - stockholder. On or about December 1, 1998, third parties purchased the shares from the initial officer - stockholder. On or about December 1, 1998, the Company issued 500,000 shares of its common stock to its sole officer in exchange for services valued at $25,000. Subsequently the same third parties purchased at $0.05 per share, 400,000 shares
                                             F-5
of the common stock of the Company in a private placement pursuant to Regulation D of the SEC. The $18,000 in professional fees includes the costs and expenses (including legal fees) associated with the preparation and filing of the registration statement. Included in professional fees are additional legal fees of $1,500 unrelated to the registration statement and $4,000 in auditing and accounting fees.

At June 30, 1999, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 1,400,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of June 30, 1999.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $32,921 that may be offset against future taxable income. If not used, the carry forward will expire in 2014.

The amount recorded as deferred tax assets, cumulative as of June 30,1999 is $5,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $5,000, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Item 2.        Management's Discussion and Analysis or Plan of Operation

General

     The Company is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1995. The costs and expenses associated with the preparation and filing of the Company's registration statement and other operations of the Company have been paid for by a shareholder, specifically Mr. James Donald Brock, Jr. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation

     During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 to its Registration Statement on Form 10SB. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

     For the period from October 1, 1998(date of inception) through June 30, 1999, the Company had no income from operations and operating expenses aggregating $32,921.

Financial Condition, Capital Resources and Liquidity

     At June 30, 1999, the Company had assets totaling $20,057 and liabilities of $7,978 attributable to accrued expenses. On December 1, 1998, the Company issued 500,000 shares of its Common Stock to Ms. Angela Michelle Bartolotta, the President, Secretary and Treasurer of the Company in consideration and in exchange for services valued at $12,500.00 in connection with the re-organization of the Company. On March 12, 1999, Ms. Bartolotta resigned her position and tendered her 500,000 shares of stock for transfer to James Donald Brock, Jr., which was accepted by the Company in consideration and in exchange for services valued at $12,500.00 to complete the reorganization of the Company. James Donald Brock, Jr. was elected President, Secretary, Treasurer, and Director of the Company and is the record and beneficial owner of approximately 35.7% of the Company's outstanding Common Stock.

     The Company has no potential capital resources from any outside sources at the current time. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company. Any additional capital needed will most likely be provided by the Company's existing shareholders or its officers and directors.

     The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital and financing from such shareholders and directors.

Net Operating Losses

     The Company has net operating loss carryforwards of $32,921 which expire in 2014. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

     The Company is currently in the process of evaluating its information technology for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this

Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


                                     PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.  Changes in Securities and Use of Proceeds

        None

Item 3.  Defaults in Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.             Description
----------------------------------------------------------------------
3(i).1                Articles of Incorporation filed June 2, 1995(1)

3(i).2                Articles of Amendment filed March 10, 1999(1)

3(ii).1               By-laws (1)

27             *      Financial Data Schedule

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b)No Reports on Form 8-K were filed during the quarter ended June 30, 1999.




                                          SIGNATURES
                                          ----------

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        The American Sports Machine, Inc.


Date: August 11, 1999         BY: /s/ James Donald Brock, Jr.
                                 ---------------------------
                                James Donald Brock, Jr., President



[sign page The American Sports Machine, Inc. 10Q 6.30.99]