Form 10KSB
period 1999-09-30
AMERICAN SPORTS MACHINE INC
filed 1999-12-29
CIK 1081987

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.  0-26327
                    ----------

                        The American Sports Machine, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Florida                                 65-0877744
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

222 Lakeview Avenue, Suite 160-146
West Palm Beach, FL                                 33401
---------------------------------                ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number (561) 832-5698

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                            Name of each exchange
                                                 on which registered
        None
 --------------------------                      -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of class)
                               -------------------
Copies of Communications Sent to:
                                 Donald F.  Mintmire, Esq.
                                 Mintmire & Associates
                                 265 Sunrise Avenue, Suite 204,
                                 Palm Beach, FL 33480
                                 Tel: (561) 832-5696      Fax: (561) 659-5371

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X     No
                  -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $0.00

     Of the 1,400,000 shares of voting stock of the registrant issued and outstanding as of December 15, 1999, 900,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     PART I

Item 1.    Description of Business

         (a)      Business Development

         The American Sports Machine, Inc. ("ASM") was organized on June 2, 1995, under the laws of the State of Florida, having the stated purpose of engaging in any lawful activities. ASM was formed with the contemplated purpose to build recreational centers for small organized sports activities including basketball, handball, racquetball, as well as video games and other computer board sports activities. The business concept and plan was based upon information obtained by the incorporator several years before while working for an unrelated company with the same concept and business plan. The incorporator and sole shareholder was unable to obtain the cooperation and assistance of workers and investors to implement the proposed plan. The primary area of development was to be in Florida, but was never brought to the development stage. After development of a business plan and efforts to develop the business failed, all efforts were abandoned in 1996. At that time ASM was unable to obtain the necessary contracts, store locations, other facilities, and was unable to obtain the necessary financing, therefore was unable to operate.

     ASM never engaged in an active trade or business throughout the period from June 1995 until just recently. The ASM charter was suspended (subject to reinstatement) by the State of Florida in 1996 for inactivity and failure to pay annual fees and costs. Its active status was reinstated on December 1, 1998, upon payment of all past due fees and costs. On December 1, 1998, all of the issued and outstanding shares of the common stock of ASM were acquired from Joseph Ashley, its then sole shareholder. The shares were purchased from Mr. Ashley on behalf of the investor group. Mr. Ashley distributed the shares directly to each member of the investor group. The original incorporator and shareholder agreed to exchange the 500,000 issued and outstanding shares held by such shareholder to the new 25 member investor group in exchange for a commitment by the new shareholder group to pay the cost of reactivating the corporation, providing for its reinstatement, and bringing its books and records up to date. The total of 500,000 shares was distributed 20,000 shares to each of twenty-five (25) shareholders. In addition, ASM received gross proceeds in the amount of $20,000 from the sale of a total of 400,000 shares of common stock, $.0001 par value per share (the "Common Stock"), in an offering conducted pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rules 505 and 506 of Regulation D promulgated thereunder. This offering was made in the State of Georgia and the State of Florida. ASM undertook the offering of shares of Common Stock on December 1, 1998. Also on December 1, 1998, ASM issued 500,000 shares of its Common Stock to Ms. Angela Michelle Bartolotta, the President, Secretary and Treasurer of ASM in consideration and in exchange for services valued at$25,000.00 in connection with the re-organization of ASM. On March 12, 1999, Ms. Bartolotta resigned her position due to personal conflicts and other personal reasons and tendered her 500,000 shares of stock to ASM for cancellation. Such shares were in fact canceled. The company issued 500,000 shares of its common stock to James Donald Brock, Jr., in consideration and in exchange for services valued at$25,000.00 to complete the reorganization of ASM. James Donald Brock, Jr. was also elected President, Secretary, Treasurer, and Director of ASM. (See "Recent Sales of Unregistered Securities")

     ASM then began to consider and investigate potential business opportunities. ASM is considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of ASM's current status of having limited assets and no recent operating history, in the event ASM does successfully acquire or merge with an operating business opportunity, it is likely that ASM's present shareholders will experience substantial dilution and there will be a probable change in control of ASM.

     On December 1, 1998, ASM also determined it should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

     Any target acquisition or merger candidate of ASM will become subject to the same reporting requirements as ASM upon consummation of any such business combination. Thus, in the event that ASM successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years, or in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

     ASM's principal executive offices are located at 222 Lakeview Avenue, Suite 160-157, West Palm Beach, FL 33401 and its telephone number is (561) 832-5698.


      (b)  Business of Registrant

     ASM has no recent operating history and no representation is made, nor is any intended, that ASM will be able to carry on future business activities successfully. Further, there can be no assurance that ASM will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to ASM.

     Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. ASM currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

     ASM intends to use various sources in its search for potential business opportunities including its officer and director, consultants, special advisors, securities broker-dealers, venture capitalists, member of the financial community and others who may present management with unsolicited proposals. Because of ASM's limited capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, ASM will most likely have to rely on outside sources, not otherwise associated with ASM, that will accept their compensation only after ASM has finalized a successful acquisition or merger. ASM will rely upon the expertise and contacts of such persons, will use notices in written publications and personal contacts to find merger and acquisition candidates, the exact number of such contacts dependent upon the skill and industriousness of the participants and the conditions of the marketplace. None of the participants in the process will have any past business relationship with management. To date, ASM has not engaged nor entered into any definitive agreements nor understandings regarding retention of any consultant to assist ASM in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

     ASM does not intend to restrict its search to any specific kind of industry or business. ASM may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which ASM may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that ASM could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

     Once ASM has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, (limited solely to working history - See "Item 5. Directors, Executive Officers, etc.") or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of ASM's limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking.

         In evaluating such potential business opportunities, ASM will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to ASM and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

         Because ASM has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to ASM may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

         Presently ASM cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which ASM participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of ASM and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. ASM may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, ASM does not intend to participate in opportunities through the purchase of minority stock positions.

     Because of ASM's current status and recent inactive status for the prior two (2) years, and its concomitant lack of assets and relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution to ASM's existing shareholders interests. There will probably be a change in control of ASM, with the incoming owners of the targeted merger or acquisition candidate taking over control of ASM. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and the corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of ASM's shareholders as the case arises. Management may actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition. In such an event, existing shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction. However the terms of the sale of shares held by present management of ASM will be extended equally to all other current shareholders.

     Management does not have any plans to borrow funds to compensate any persons, consultants, or promoters in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that ASM would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of ASM's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that ASM does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be limited to persons exempt under the Commissions's Regulation D or other rule, or provision for exemption, if any applies. However, no private sales are contemplated by ASM's management at this time. If a private sale of ASM's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to ASM. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to them. ASM does not anticipate using Regulation S promulgated under the Securities Act of 1933 to raise any funds any time within the next year, subject only to its potential applicability after consummation of a merger or acquisition.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of ASM, may be paid to persons instrumental in facilitating the transaction. ASM has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed upon at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Current management has not in the past used any particular consultants, advisors or finders. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, ASM may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of ASM's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to ASM so as not to compromise the fiduciary duties of the representative in the proposed transaction, and ASM would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

     Management does not contemplate that ASM would acquire or merge with a business entity in which any officer or director of ASM has an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. ASM's management has not had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

  Possible Blank Check Company Status

     While ASM may be deemed a "shell" company at this time, it does not constitute a "blank check" company under pertinent securities law standards. A "blank check" company under pertinent securities law standards is a company whose business plan is to primarily pursue a merger or aquisition candidate (i.e. no specific business plan), and which files a Registration Statement under the 1933 Act and at such time priced its shares at less than $5.00 per share while it continued to have no specific business plan. Accordingly, ASM is not subject to securities regulations imposed upon companies deemed to be "blank check companies." If ASM were to file a registration statement under Securities Act of 1933 and, at such time, priced its shares at less than $5.00 per share and continued to have no specific business plan, it would then be classified as a blank check company.

     If in the future ASM were to become a blank check company, adverse consequences could attach to ASM. Such consequences can include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the additional steps required to comply with various federal and state laws enacted for the protection of investors, including so-called "lock-up" agreements pending consummation of a merger or acquisition that would take it out of blank check company status.

     Many states (excluding Florida where ASM is incorporated) have statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the companies securities or to undertake any offering of ASM's securities, either debt or equity, until such time as ASM has successfully implemented its business plan described herein. In the event ASM undertakes the filing of a registration statement under circumstances that classifies it as a blank check company the provisions of Rule 419 and other applicable provisions will be complied with.

Rights of Shareholders

     ASM amended its Articles of Incorporation on March 10, 1999, to expressly provide that the Board of Directors is authorized to enter into on behalf of the corporation and to bind the corporation without shareholder approval, any and all acts approving the terms and conditions of a merger and/or a share exchange, and shareholders affected thereby, shall not be entitled to dissenters rights with respect thereto under any applicable statutory dissenters rights provision. This provision expressly eliminates shareholder participation in the merger and/or share exchange contemplated by ASM and expressly eliminates any shareholders dissenters rights. ASM does not intend to provide its shareholders with complete disclosure documentation including audited finance statements
concerning  a  target   company  and  its  business  prior  to  any  mergers  or
acquisitions.

Competition

     Because ASM has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. ASM is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. ASM will be in direct competition with these other public companies in its search for business opportunities and, due to ASM's limited funds, it may be difficult to successfully compete with these other companies.

Employees

     As of the date hereof, ASM does not have any employees and has no plans for retaining employees until such time as business warrants the expense, or until ASM successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Industry Segments

     No information is presented regarding industry segments. ASM is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to part F/S of this Form 10-KSB for a report of ASM's operating history for the past two fiscal years.

Item 2.   Description of Property

Facilities

     ASM is currently using at no cost to ASM, as its principal place of business offices of its current management, James Donald Brock, Jr., located in Atlanta, Georgia. Although ASM has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as an acquisition or merger transaction may be completed, ASM will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, ASM lacks any basis for determining the kinds of office space or other facilities necessary for its future business. ASM has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and ASM's principal offices may be transferred to such existing facilities.

Item 3.   Legal Proceedings

     ASM is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against ASM has been threatened. ASM was inactive from 1996 through the date of this Form 10-KSB.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 1999 fiscal year ended September 30, 1999, covered by this report.

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Shares of ASM's common stock have previously been registered with the Securities and Exchange Commission (the "Commission"). ASM intends to and has made application to the NASD for ASM's shares to be quoted on the OTC Bulletin Board. ASM's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board, when approved, permits price quotation for ASM's shares to be published by such service.

     ASM is not aware of any existing trading market for its common stock. ASM's common stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of ASM's securities.

     If and when ASM's common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. If ASM's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in ASM's common stock and may affect the ability of shareholders to sell their shares.

     As of December 15, 1999, there were 26 holders of record of ASM's common stock.

     As of December 15, 1999, ASM has issued and outstanding One Million Four Hundred Thousand [1,400,000] shares of common stock. Of this total, Five Hundred Thousand [500,000] shares were originally issued in transactions more than three
(3) years ago. Such shares may be sold or otherwise transferred without restriction pursuant to the terms of rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act"), unless held by an affiliate. The remaining Nine Hundred Thousand [900,000] shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption..

Dividend Policy

     ASM has not declared or paid cash dividends or made distributions in the past, and ASM does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. ASM currently intends to retain and reinvest future earnings, if any, to finance its operations.

Public Quotation of Stock

     ASM has as of this date requested a broker-dealer, Public Securities, 300 North Argonne Road, Suite 202 Spokane, WA 99212, to act as a market maker for ASM's securities. ASM anticipates that other market makers may be requested to participate at a later date. ASM will not use consultants to obtain market makers. There have been no preliminary discussions between ASM, or anyone acting on its behalf, and any market maker regarding the future trading market for ASM.

Transfer Agent

     The Company selected Interwest Transfer Co. 1981 E. Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117 to serve as its transfer agent.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     ASM is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of ASM have been paid for by a shareholder, specifically James Donald Brock, Jr. (see Item 4, Security Ownership of Certain Beneficial Owners and Management James Donald Brock, Jr. is the controlling shareholder). Mr. Brock has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if ASM is unable to do so. It is anticipated that ASM will require only nominal capital to maintain the corporate viability of ASM and any additional needed funds will most likely be provided by ASM's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Mr. Brock to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. The ability of ASM to continue as a going concern long term (beyond 12-24 months) is contingent upon the successful completion of a business combination.

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that its executive, Mr. Brock has been primarily engaged in organizational and promotional activities on behalf of the Company. As a result, from inception (June 2, 1995) through September 30, 1999, the Company had $0.00 revenue. Total Company operations and operating expenses as of September 30, 1999 were $ 42,289.00.

Financial Condition, Capital Resources and Liquidity

     At September 30, 1999, the Company had assets totaling $ 2,711.00 and an accumulated deficit of $ 43,289.00 attributable to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $ 46,000.00 in cash contributed as consideration for the issuance of shares of Common Stock.

Net Operating Losses

     The Company has net operating loss carry-forwards of $ 42,289.00 expiring in 2014. The company has a $ 8,400.00 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

     In the opinion of management, inflation has not and will not have a material effect on the operations of ASM until such time as ASM successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on ASM as it relates to its business and operations following a successful acquisition or merger.

     Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of ASM is to fund required future filings under the 34 Act without reimbursement, and existing shareholders have expressed an interest in additional funding if necessary to continue ASM as a going concern.

Plan of Operation

     During the next twelve months, ASM will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to ASM or to accrue expenses until such time as a successful business consolidation can be made. ASM will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, ASM's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if ASM engages outside advisors or consultants in its search for business opportunities, it may be necessary for ASM to attempt to raise additional funds. As of the date hereof, ASM has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event ASM does need to raise capital most likely the only method available to ASM would be the private sale of its securities. Because of the nature of ASM as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that ASM will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to ASM.

     ASM does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

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

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 7.   Financial Statements

     The Company's financial statements have been examined to the extent indicated in their reports by Dorra, Shaw, & Dugan, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Because the Company has been generally inactive since its inception, it has had no independent accountant until the retention in November 1998 of Dorra, Shaw & Dugan, CPA's, 270 South County Road, Palm Beach, Florida 33480. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Dorra, Shaw & Dugan, CPA's, through the date hereof.


THE AMERICAN SPORTS MACHINE, INC.
TABLE OF CONTENTS

Independent Auditors' Report                           F-1
Balance Sheet                                          F-2
Statement of Operations and Accumulated Deficit        F-3
Statement of Changes in Stockholders' Equity           F-4
Statement of Cash Flows                                F-5
Notes to Financial Statements                          F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The American Sports Machine, Inc.
Palm Beach, Florida

We have audited the accompanying balance sheet of The American Sports Machine, Inc. (a Florida corporation) and (a development stage company) as of September 30, 1999, and the related statements of operations, accumulated deficit, cash flows and changes in stockholders' equity for the period December 1, 1998 (date of inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Sports Machine, Inc. as of September 30, 1999 and the results of its operations and its cash flows and changes in stockholders' equity for the period from December 1, 1998 (date of inception) to September 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dorra Shaw & Dugan
-------------------------------
Certified Public Accountants

December 17, 1999

                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 822-9955
                              Website: dsd-cpa.com
                                       F-1


THE AMERICAN SPORTS MACHINE, INC.
( A Development Stage Company)

BALANCE SHEET



September 30, 1999

ASSETS
Current Assets:
                                                           Cash  $        2,711

TOTAL CURRENT ASSETS                                                      2,711

                                                                 $        2,711

LIABILITIES

Current Liabilities:
                                               Accrued expenses  $            -
TOTAL CURRENT LIABILITIES                                                     -
                                                                              -

STOCKHOLDERS' EQUITY

Common stock - $.0001 par value -
  50,000,000 shares authorized 1,400,000
  shares issued and outstanding 140
  Preferred stock - No par value
  - 10,000,000 shares authorized
      No shares issued or outstanding                                         -
Additional paid-in-capital                                               45,860
Accumulated deficit                                                     (43,289)

TOTAL STOCKHOLDERS' EQUITY                                                2,711

                                                                 $        2,711


     The accompanying notes are an integral part of the financial statements
                                       F-2


THE AMERICAN SPORTS MACHINE, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND  ACCUMULATED DEFICIT



For the period October 1, 1998 (date of inception) to Serptember 30, 1999
Revenues                                                           $          -

Operating expenses:
                                 Professional fees  $     39,657
                                 Organization costs        2,632         42,289

Loss before income taxes
                                                                        (42,289)
Income  taxes                                                                 -

Net loss
                                                                        (42,289)

Accumulated deficit - October 1, 1998
                                                                         (1,000)

Accumulated deficit - September 30, 1999                           $    (43,289)

Net loss per share                                                 $      (0.03)

Weighted average shares of common stock                            $  1,249,589


     The accompanying notes are an integral part of the financial statements
                                       F-3

THE AMERICAN SPORTS MACHINE, INC.
( A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY





For the period October 1, 1998 (date of inception) to September 30, 1999
--------------------------------------------------------------------------------
                                                                Additional
                                  Number of  Preferred Common   Paid - In   Accumulated
                                  Shares     Stock     Stock    Capital     Deficit           Total
                                  ---------- --------  -------  ----------- -----------  ------------

Beginning balance:
         June 2, 1995 - Services  $  500,000 $     -   $    50  $      950  $        -   $     1,000

Issuance of Common Stock:
     December 1, 1998 - Services     500,000       -        50      24,950           -        25,000
                December 1, 1998     400,000       -        40      19,960           -        20,000

Accumulated deficit                       -        -         -           -     (43,289)      (43,289)
--------------------------------  ---------- --------  -------- ----------- -----------  ------------

                                  $1,400,000 $     -   $   140  $   45,860  $  (43,289)  $     2,711
--------------------------------  ---------- --------  -------- ----------- -----------  ------------



     The accompanying notes are an integral part of the financial statements
                                       F-4


THE AMERICAN SPORTS MACHINE, INC.
(A Development Stage Company)

Statement of Cash Flows



For the period October 1, 1998 (date of inception) to September 30, 1999
---------------------------------------------------------------------------
Operating Activities:
Net loss                                                         $     (42,289)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Increase in:
           Issuance of common stock for services                         25,000

Net cash used by operating activities                                   (17,289)

Financing activities:
         Issuance of Common Stock                                        20,000

Net cash provided by financing activities                                20,000

Net increase in cash                                                      2,711

Cash - September 30, 1999                                         $       2,711



     The accompanying notes are an integral part of the financial statements
                                       F-5

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

Note B - Stockholders' Equity:

On June 2, 1995, the Company issued 500,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial officer - stockholder. On or about December 1, 1998, third parties purchased the shares from the initial officer - stockholder. On or about December 1, 1998, the Company issued 500,000 shares of its common stock to its sole officer in exchange for services valued at $25,000. Subsequently the same third parties purchased at $0.05 per share, 400,000 shares of the common stock of the Company in a private placement pursuant to Regulation D of the SEC. The $39,657 in professional fees includes the costs and expenses (including legal fees) associated with the preparation and filing of the registration statement. Included in professional fees are additional legal fees of $34,157 for merger and acquisition activities unrelated to the registration statement and $5,500 in auditing and accounting fees.

At September 30, 1999, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 1,400,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of September 30, 1999.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $42,289 that may be offset against future taxable income. If not used, the carry forward will expire in 2014.

The amount recorded as deferred tax assets, cumulative as of September 30,1999 is $8,400, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $8,400, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through September 30, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern. The sole director/officer of the Company has to acquire an additional $20,000 in stock of the Company on or before February 1, 1999, if such funds are needed to continue the operations of the Company.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

         The director and executive officer of ASM and his respective age is as follows:

Name                     Age   Position
------------------       ---   -------------------------------
James Donald Brock, Jr.  31    Director, President, Secretary and Treasurer

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. ASM has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. ASM does not have any standing committees at this time.

     No director, or officer, or promoter of ASM has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

     The business experience of the person listed above during the past five years is as follows:

     Mr. James Donald Brock, Jr., 31 years of age, is an Arts and Science Degree graduate of Santa Fe Community College and Emory University, Atlanta, Georgia. Mr. Brock was a student in the education programs from 1993 to 1997. In 1997, he received his B.S. Degree in Mathematics from Georgia State University, Atlanta, Georgia. From 1992 to 1997, Mr. Brock was employed at Savage Pizza, Atlanta, Georgia. In 1997-98, Mr. Brock served as a student-teacher at North Atlanta High School, Atlanta, Georgia. In 1998, Mr. Brock was employed and continues to be employed as a mathematics teacher at Decatur High School, Decatur, Georgia.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires ASM's executive officers and directors and persons who own more than 10% of a registered class of ASM's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of ASM on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish ASM with copies of all Section 16(a) reports they file. Mr Brock comprises all of ASM's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to them during ASM's most recent fiscal year.


Item 10.  Executive Compensation

     ASM has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. ASM has not paid any salaries or other compensation to its officers, directors or employees for the years ended 1997 and 1998, nor at any time during 1999. Further, ASM has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. ASM's officer and director will forego any compensation until such time as an acquisition or merger can be accomplished and the new business opportunity provide any remuneration. As of the date hereof, no person has accrued any compensation from ASM. No compensation will accrue in the interim period.

Compensation of Directors

     The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of December 15, 1999, with respect to each person known by ASM to own beneficially more than 5% of ASM's outstanding common stock, each director of ASM and all directors and officers of ASM as a group.

Name of Address of                      Amount and Nature of     Percent of
Beneficial Owner                        Beneficial Ownership     Class
------------------------------          ----------------------   ----------
James Donald Brock, Jr.                 500,000                  35.7%
222 Lakeview Avenue, Suite 160-146
West Palm Beach, FL   33401

All Executive Officers and Directors
as a Group (one person)                 500,000                  35.7%
-----------------

Item 12.          Certain Relationships and Related Transactions

     On December 1, 1998 the Company issued 500,000 shares of its Common Stock to Ms. Angela M. Bartolotta, the sole officer and director of the Company in consideration and in exchange for services valued at 25,000 in connection with the reorganization of ASM. On March 12, 1999, Ms. Bartolotta resigned her position due to personal conflicts and other personal reasons and tendered her 500,000 shares of stock to the company for cancellation such shares were in fact canceled.

     On March 2, 1999, ASM issued and sold 500,000 shares of the Common Stock to Mr. Brock, the President, Secretary and Treasurer of ASM and record and beneficial owner of approximately 35.7% of ASM's outstanding Common Stock, in consideration and exchange therefore for services valued at$25,000 in connection with the reorganization of ASM. Services rendered and to be rendered by Mr. Brock include the restructuring of ASM, obtaining requisite financial assistance, searching for merger and acquisition candidates, and a commitment on the part of Mr. Brock to fund, if necessary, future filings of 34 Act requirements without reimbursement..

     In addition Mr. Brock has paid for the cost and expenses associated with the filing of this Form 10-KSB and other operations of ASM.

     At the current time, ASM has no provision to issue any additional securities to management, promoters or their respective affiliates or associates. At such time as the Board of Directors adopts an employee stock option or pension plan, any issuance would be in accordance with the terms thereof and proper approval. Although ASM has a very large amount of authorized but unissued Common Stock and Preferred Stock which may be issued without further shareholder approval or notice, ASM intends to reserve such stock for the Rule 506 offerings for acquisitions.

     During ASM's last two fiscal years, there have not been any other transactions between ASM and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of ASM's outstanding shares, nor any member of the above referenced individuals' immediate family.

     James Donald Brock, Jr., may be deemed to be a "promoter" of ASM as that term is defined under the Rules and Regulations promulgated under the Act.


Item 13.          Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Exhibit Name
------------    ---------------------
3(i).1          Articles of Incorporation filed June 2, 1995 (1)

3(i).2          Articles of Amendment filed March 10, 1999 (1)

3(ii).1         By-laws (1)

27       *      Financial Data Schedule

(1) Incorporated herein by reference to the Registration Statement on Form 10-KSB of ASM (File No. 0-26327), filed with the U.S. Securities and Exchange Commission.

(b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1999, covered by this Annual Report on Form 10-KSB.

* Filed herein

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                The American Sports Machine, Inc.
                                (Registrant)

Date: December 28, 1999         BY:  /s/ James Donald Brock, Jr.
                                     ------------------------------------
                                     James Donald Brock, Jr., President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                   Signature                           Title
---------------        -----------                         ------------
December 28, 1999      BY:  /s/ James Donald Brock, Jr.
                            ---------------------------
                             James Donald Brock, Jr.       President, Secretary,
                                                           Treasurer, Director