Form 10QSB
period 1999-12-31
AMERICAN SPORTS MACHINE INC
filed 2000-02-14
CIK 1081987

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:   December 31, 1999

Commission file no.:     0-26327


                        The American Sports Machine, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         Florida                                               65-0877744
------------------------------------                    -----------------------
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                             Identification No.)

222 Lakeview Avenue, Suite 160-146
West Palm Beach, FL                                              33401
------------------------------------------              -----------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (561) 832-5698

Securities to be registered under Section 12(b) of the Act:

       Title of each class                        Name of each exchange
                                                  on which registered

         None                                              None
-----------------------------------               -----------------------------

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
                           Yes  X           No
                                 ----             ----

         As of December 31, 1999, there are 1,400,000 shares of voting stock of the registrant issued and outstanding.

                                                      PART I

Item 1.           Financial Statements




THE AMERICAN SPORTS MACHINE, INC.


TABLE OF CONTENTS



                                                               Page

Balance Sheet                                                  F-1

Statement of Operations and Accumulated Deficit                F-2

Statement of Changes in Stockholders' Equity                   F-3

Statement of Cash Flows                                        F-4

Notes to Financial Statements                                  F-5

THE AMERICAN SPORTS MACHINE, INC.
( A Development Stage Company)

BALANCE SHEET





December 31,                                                          1999
--------------------------------------------------------------------- -----------
ASSETS

Current Assets:
     Cash                                                             $     1,081
---- ---------------------------------------------------------------- -----------

TOTAL CURRENT ASSETS                                                        1,081
--------------------------------------------------------------------- -----------

                                                                      $     1,081
---- ---------------------------------------------------------------- -----------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                 $         -
---- ---------------------------------------------------------------- -----------

TOTAL CURRENT LIABILITIES                                             $         -
--------------------------------------------------------------------- -----------

                                                                      $         -
---- ---------------------------------------------------------------- -----------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           1,400,000 shares issued and outstanding                            140
     Preferred stock - No par value - 10,000,000 shares authorized
           No shares issued or outstanding                                      -
     Additional paid-in-capital                                            45,860
     Accumulated deficit                                                  (44,919)
---- ---------------------------------------------------------------- -----------

TOTAL STOCKHOLDERS' EQUITY                                                  1,081
--------------------------------------------------------------------- -----------

                                                                      $     1,081
---- ---------------------------------------------------------------- -----------

                 See accompanying notes to Financial Statements

THE AMERICAN SPORTS MACHINE, INC.

( A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT




For the period October 1, 1999 to December 31.               1999
-----------------------------------------------------------  ----------------
Revenues                                                     $             -
-----------------------------------------------------------  ----------------


Operating expenses:
    Professional fees                            $ 1,630
                                                             $         1,630
--- -------------------------------------------------------  ----------------

Loss before income taxes                                            ($ 1,630)
Income  taxes                                                              -
-----------------------------------------------------------  ----------------

Net loss                                                     $        (1,630)

Accumulated deficit - October 1, 1998                        $       (43,289)
-----------------------------------------------------------  ----------------

Accumulated deficit - December 31, 1999                      $       (44,919)
-----------------------------------------------------------  ----------------

Net loss per share                                           $         (0.03)
-----------------------------------------------------------  ----------------

Weighted average shares of common stock                            1,400,000
-----------------------------------------------------------  ----------------








                 See Accompanying Notes to Financial Statements

THE AMERICAN SPORTS MACHINE, INC.
( A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



For the period October 1, 1999 to December 31, 1999
-------------------------------------------------------------


                                                                                   Additional
                                      Number of     Preferred    Common       Paid - In      Accumulated
                                      Shares        Stock        Stock        Capital        Deficit           Total
                                      ------------- ------------ ------------ -------------- ----------------- ---------------
Beginning balance:
    June 2, 1995 - Services                500,000   $         -   $      50   $         950  $            -    $      1,000

Issuance of Common Stock:
    December 1, 1998 - Services            500,000             -          50          24,950               -          25,000
    December 1, 1998                       400,000             -          40          19,960               -          20,000

Accumulated deficit                                 -          -           -               -        (44,919)        (44,919)
------------------------------------- ------------- ------------ ------------ -------------- ----------------- ---------------

                                        1,400,000    $         -    $    140    $     45,860     $  (44,919)     $     1,081
--- --------------------------------- ------------- ------------ ------------ -------------- ----------------- ---------------












                 See Accompanying Notes to Financial Statements

THE AMERICAN SPORTS MACHINE, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period October 1, 1999 to December 31,      1999
--------------------------------------------------- ------------
Operating Activities:
        Net loss                                    $    (1,630)

Net cash provided by operating activities           $    (1,630)
--------------------------------------------------- ------------

Net decrease in cash                                $    (1,630)
--------------------------------------------------- ------------

Cash - October 1, 1999                              $     2,711
--------------------------------------------------- ------------

Cash - December 31, 1999                             $    1,081
---------------------------------------------------- -----------








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

Interim Financial Statements

The December 31, 1999 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

On June 2, 1995, the Company issued 500,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial officer - stockholder. On or about December 1, 1998, third parties purchased the shares from the initial officer - stockholder. On or about December 1, 1998, the Company issued 500,000 shares of its common stock to its sole officer in exchange for services valued at $25,000. Subsequently the same third parties purchased at $0.05 per share, 400,000 shares of the common stock of the Company in a private placement pursuant to Regulation D of the SEC. Included in professional fees are $1,500 in auditing and accounting fees.

At December 31, 1999, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 1,400,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of December 31, 1999.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $44,919 that may be offset against future taxable income. If not used, the carry forward will expire in 2019.

The amount recorded as deferred tax assets, cumulative as of June 30,1999 is $9,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $9,000, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

         For the period from October 1, 1999 through December 31, 1999, the Company had no income from operations and operating expenses aggregating $1,630.

Financial Condition, Capital Resources and Liquidity

         At December 31, 1999, the Company had assets totaling $1,081 and no liabilities. James Donald Brock, Jr. is the President, Secretary, Treasurer, and Director of the Company and the record and beneficial owner of approximately 35.7% of the Company's outstanding Common Stock.

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

Net Operating Losses

         The Company has net operating loss carryforwards of $44,919 which expire in 2019. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

         The Company did not experience any material negative impact to its operations as a result of the Year 2000 calendar change. The Company did not experience any material impact to its financial condition as a result of becoming Year 2000 compliant. The Company does not anticipate any material disruption in its operations in the future as a result of the Year 2000 calendar change.

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

         None

Item 3.           Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending December 31, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    -------------------------------------------------
3(i).1         Articles of Incorporation filed June 2, 1995(1)

3(i).2         Articles of Amendment filed March 10, 1999(1)

3(ii).1        By-laws (1)

27         *   Financial Data Schedule
------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended December 31, 1999.




                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      The American Sports Machine, Inc.


Date: February 10, 2000                  BY:    /s/ James Donald Brock, Jr.
                                               ---------------------------
                                               James Donald Brock, Jr.
                                               President