Form 10QSB
period 2000-03-31
SOFTQUAD SOFTWARE LTD
filed 2000-05-22
CIK 1081987

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark one)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                                    --------------------------------------------

                                       OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number          0-26327
                                ------------------------------------------------


                             SOFTQUAD SOFTWARE, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           65-087774
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)


      161 Eglinton Avenue East, Suite 400, Toronto, Ontario M4P 1J5 Canada
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 544-9000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

             The American Sports Machine, Inc., 222 Lakeview Avenue,
                    Suite 160-146, West Palm Beach, Florida
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
     ---------

         The number of shares of common stock, par value $.001 per share, outstanding as of May 18, 2000 (not including any shares subject to derivative securities) was 6,572,382.

         Transitional Small Business Disclosure Format (check one):
                                                        Yes           No     X
                                                             -------      ----

                             SOFTQUAD SOFTWARE, LTD.

                                QUARTERLY REPORT
                          QUARTER ENDED MARCH 31, 2000


                                    CONTENTS
                                    --------

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              March 31, 2000 and September 30, 1999........................   1

              Condensed Consolidated Statements of Operations
              Three and Six Months Ended March 31, 2000 and
              March 31, 1999..............................................    2

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended March 31, 2000 and March 31, 1999...........   3

              Notes to Financial Statements................................   4

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition...............................  13

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................  29

Item 4.  Submission of Matters to a Vote of Security Holders...............  30

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits ...............................................  31

              (b)  Reports on Form 8-K.....................................  31

Index to Exhibits..........................................................  33


                             SOFTQUAD SOFTWARE, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                    March 31, 2000   September 30, 1999
                                                                                    --------------   ------------------
                                                                                     (unaudited)             (1)
ASSETS
Current
         Cash and short term deposits                                                  $      7,953      $        727
         Accounts receivable                                                                    748               590
         Inventory                                                                               67                22
         Prepaid expenses and deposits                                                          504               137
                                                                                  ----------------- -----------------
                  Total Current Assets                                                        9,272             1,476
Deferred financing costs                                                                         --                54
Capital assets                                                                                  268               233
Goodwill                                                                                         33                41
                                                                                  ----------------- -----------------
                  TOTAL ASSETS                                                         $      9,573      $      1,804
                                                                                  ================= =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                 $      1,658      $        347
      Accrued liabilities                                                                       163               480
      Deferred revenue                                                                          114                30
      Current portion of notes payable                                                           --               698
                                                                                  ----------------- -----------------
                  Total Current Liabilities                                                   1,935             1,555
Notes Payable                                                                                    --               100
                                                                                  ----------------- -----------------
                  Total Liabilities                                                           1,935             1,655
                                                                                  ----------------- -----------------
Shareholders' Equity
Share Capital
   Preferred stock, par value $0.001 per share
      Authorized:  25,000,000 shares
      Issued and outstanding:
         Class A:  1,473,405 at March 31, 2000; none at September 30, 1999                        1                --
         Class B:  1,722,222 at March 31, 2000; none at September 30, 1999                        2                --
   Special voting stock, par value $0.001 per share
      Authorized:  1 share
      Issued and outstanding:  1 at March 31, 2000; none at September 30, 1999                   --                --
   Common stock, par value $0.001 per share                                                      --                --
      Authorized:  50,000,000 shares
      Issued and outstanding:
      12,145,977 at March 31, 2000(2); 8,993,890 at September 30, 1999                        3,341             3,201
   Warrants to purchase common stock                                                            498                --
   Special warrants to acquire common stock                                                   2,098                --
Additional Paid-In-Capital                                                                    6,348                --
Accumulated Other Comprehensive Income                                                           17                31
Deficit                                                                                      (4,667)           (3,083)
                                                                                  ------------------------------------
                  Total Shareholders' Equity                                                  7,638               149
                                                                                  ----------------- -----------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $      9,573      $      1,804
                                                                                  ================= =================
-------------

(1) The balance sheet at September 30, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) Includes 5,773,605 shares reserved for issuance upon the exchange of exchangeable shares. See Notes 2 and 3.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             SOFTQUAD SOFTWARE, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share information)
                                   (unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                                March 31,                          March 31,
                                                                ---------                          ---------
                                                          2000             1999              2000             1999
                                                          ----             ----              ----             ----
REVENUES
  Licenses                                              $  1,104          $    521         $  1,950          $  1,704
  Services                                                    11              --                 25                --
                                                    ------------      ------------     ------------      ------------
TOTAL REVENUES                                             1,115               521            1,975             1,704
                                                    ------------      ------------     ------------      ------------

COST OF REVENUES
  Licenses                                                   159               139              265               339
  Services                                                    92                --              174                --
                                                    ------------      ------------     ------------      ------------

TOTAL COST OF REVENUES                                       251               139              439               339
                                                    ------------      ------------     ------------      ------------

GROSS PROFIT                                                 864               382            1,536             1,365
                                                    ------------      ------------     ------------      ------------

EXPENSES:
  Selling and marketing                                      866               439            1,528               885
  Research and development                                   392               266              665               492
  General and administrative                                 489               319              830               616
                                                    ------------      ------------     ------------      ------------
                                                           1,747             1,024            3,023             1,993
                                                    ------------      ------------     ------------      ------------

LOSS BEFORE OTHER
INCOME AND EXPENSES                                         (883)             (642)          (1,487)             (628)

OTHER INCOME (EXPENSES)                                        1                --              (20)               --
                                                    ------------      ------------     -------------     ------------

NET LOSS                                                $   (882)         $   (642)        $ (1,507)         $   (628)
                                                    =============     =============    =============     =============

LOSS PER SHARE-BASIC                                    $  (0.07)       $    (0.17)      $    (0.14)       $    (0.20)
                                                    ===============   ===============  =============     =============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING(1)                                 12,056,000         3,704,000       10,553,000         3,130,000
                                                    ==============    =============    =============     =============


------------------

(1) Includes 5,773,605 shares of common stock reserved for issuance upon the exchange of exchangeable shares. See Notes 2 and 3.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                             SOFTQUAD SOFTWARE, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                            Six Months Ended

                                                                                 March 31, 2000         March 31, 1999
                                                                                 --------------         --------------
                                                                                   (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $     (1,507)        $      (628)
Adjustments to reconcile net loss to net cash used for operations activities
     Compensation recorded on stock options                                                  75                  --
     Amortization of capital assets                                                          77                  40
     Amortization of goodwill                                                                 8                  --
     Amortization of deferred financing costs                                                54                  --
                                                                               ----------------      --------------
                                                                                         (1,293)               (588)
Changes in non-cash operating working capital items
     Accounts receivable                                                                   (158)               (353)
     Inventory                                                                              (45)                 72
     Prepaid expenses and deposits                                                         (367)               (105)
     Accounts payable and accrued liabilities                                               993                 299
     Deferred revenue                                                                        84                   2
                                                                               ----------------      --------------
Net cash used in operating activities                                                      (786)               (673)
                                                                               -----------------     ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Acquisition of net assets excluding cash                                                --                (161)
     Purchase of capital assets                                                            (112)                 --
                                                                               -----------------     --------------

Net cash used in investing activities                                                      (112)               (161)
                                                                               -----------------     ---------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Issuance of share capital                                                            9,087                 839
     Repayment of notes payable                                                            (798)                 --
                                                                               -----------------     --------------

 Net cash provided by financing activities                                                8,289                 839
                                                                               ----------------      --------------

FOREIGN EXCHANGE                                                                           (165)                144
                                                                               -----------------     --------------

NET CASH INFLOW                                                                           7,226                 149

CASH POSITION, BEGINNING OF PERIOD                                                          727                  39
                                                                               ----------------      --------------

CASH POSITION, END OF PERIOD                                                       $      7,953         $       188
                                                                               ================      ==============

CASH INCLUDES THE FOLLOWING:
         Cash                                                                      $      1,023         $       188
         Short-term deposits                                                              6,930                  --
                                                                               ----------------      --------------
                                                                                   $      7,953         $       188
                                                                               ================      ==============
SUPPLEMENTARY FINANCIAL INFORMATION
        Interest paid                                                              $         23         $        --
        Interest received                                                          $         27         $        --

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             SOFTQUAD SOFTWARE, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SoftQuad Software, Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the guidelines set forth by the Securities and Exchange Commission for quarterly reporting on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts are in U.S. dollars.

The Company's current corporate structure is the result of a series of transactions among various entities and persons through which the former shareholders of the Company's operating subsidiary, SoftQuad Software Inc. ("SoftQuad Canada"), and the former shareholders of a corporation that had been formed to facilitate certain financings of SoftQuad Canada ("FinanceCo"),
acquired  control  of  the  Company.   These   transactions  are  summarized  in
Management's   Discussion   and  Analysis   under  "Our  History  and  Corporate
Structure."

In brief, on January 17, 2000, the former shareholders of SoftQuad Canada irrevocably agreed to tender their shares for securities exchangeable for shares of FinanceCo. Although this share tender was not formally completed until April 5, 2000, it has been deemed effective for financial accounting purposes as of January 17, 2000, the date on which it became irrevocable by the shareholders. On March 2, 2000, FinanceCo merged with the Company. Upon consummation of the merger, for financial accounting purposes, the former shareholders of SoftQuad Canada and the former shareholders of FinanceCo owned approximately 91% of the common stock of the Company (on a fully diluted basis) and, accordingly, the merger is accounted for as a reverse takeover transaction.

As a result of the application of reverse takeover accounting:

     i. the condensed consolidated financial statements of the combined entity (including statements of shareholders' equity) are issued under the name of the Company, but are considered a continuation of the financial statements (and statements of shareholders' equity) of FinanceCo and its consolidated subsidiaries, SoftQuad Acquisition Corp. and SoftQuad Canada (the operating company); and

     ii. the assets and liabilities in the condensed consolidated financial statements are included at their historical carrying values.

In the opinion of management, the financial statements and the related notes included herein present fairly, in all material respects, the financial position and quarterly results of operations of the Company and its wholly owned subsidiaries as at and for the three months ended March 31, 2000. The stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods.

NOTE 2.  SHAREHOLDERS' EQUITY

The Company's authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and one share of special voting stock, $0.001 par value. The following summary of the terms of the Company's capital stock is qualified in its entirety by reference to the Company's Restated Certificate of Incorporation, attached as an exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on April 10, 2000.

OUTSTANDING COMMON STOCK

As of March 31, 2000, there were 12,145,977 shares of common stock issued and outstanding, including 5,773,605 shares reserved for issuance upon the exchange of exchangeable shares of the Company's subsidiary, SoftQuad Acquisition Corp. ("SAC"), which are described below.

The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of the liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding.

OUTSTANDING PREFERRED STOCK

As of March 31, 2000, there were 1,473,405 shares of Class A convertible preferred stock and 1,722,222 shares of Class B convertible preferred stock issued and outstanding.

The shares of Class A convertible preferred stock and Class B convertible preferred stock are convertible at any time at the option of the holder, on a one-for-one basis, for shares of common stock. The number of shares of common stock into which Class A convertible preferred stock and Class B convertible preferred stock is convertible is subject to adjustment or modification in the event of a stock split or other change to the Company's capital structure so as to maintain the initial one-to-one relationship between the shares of such preferred stock and the common stock. The holders of Class A convertible preferred stock and Class B convertible preferred stock are entitled to the number of votes per share equal to the number of share of common stock into which such preferred stock is convertible on all matters to be voted on by the stockholders. With respect to dividends, Class A convertible preferred stock and Class B convertible preferred stock rank on parity with each other and the Company's common stock. With respect to distributions upon liquidation, the holders of Class A convertible preferred stock and Class B convertible preferred stock are entitled to receive an initial preferred distribution before any payment is made in respect of share of common stock of $1.3574 and $2.903226 per share, respectively.

SPECIAL VOTING STOCK

The one authorized share of special voting stock has been issued to Montreal Trust Company in its capacity as trustee for the benefit of holders of exchangeable shares of SAC. The special voting share is the vehicle through which holders of exchangeable shares are able to exercise their voting rights, as described below under "Exchangeable Shares of SoftQuad Acquisition Corp." The special voting stock has attached to it a number of votes equal to the number of exchangeable shares outstanding from time to time (other than exchangeable shares held by the Company or the Company's affiliates), which votes may be cast at any meeting at which the Company's common stockholders are entitled to vote. When all exchangeable shares are held by the Company or the Company's affiliates (as a consequence of their redemption or repurchase), the special voting share will be cancelled. The one share of special voting stock is not included in the shareholders' equity tables in Note 3.

EXCHANGEABLE SHARES OF SOFTQUAD ACQUISITION CORP.

The following summary of the terms of the exchangeable shares of SAC is qualified in its entirety by reference to the Voting and Exchange Trust Agreement and the Support Agreement attached as exhibits to the Company's report on Form 8-K filed with the SEC on April 20, 2000.

As of March 31, 2000, there were 5,773,605 exchangeable shares of SAC issued and outstanding. The exchangeable shares were issued to certain Canadian shareholders of SoftQuad Canada in exchange for their shares of SoftQuad Canada in connection with the acquisition by the Company of all of the outstanding shares of SoftQuad Canada. The exchangeable shares are intended to be economically equivalent to shares of the Company's common stock, and were issued to such shareholders in lieu of shares of the Company's common stock because of Canadian tax considerations.

The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, for shares of common stock. The Company, SAC and Montreal Trust Company of Canada, as trustee for the exchangeable shareholders, have entered into the voting and exchange trust agreement with respect to the exchangeable shares. By furnishing instructions to the trustee under the voting and exchangeable trust agreement, holders of the exchangeable shares are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares for shares of the Company's common stock. Holders of exchangeable shares are also entitled to receive from SAC dividends payable in Canadian dollars that are economically equivalent to any cash dividends paid by the Company on the common stock. The exchangeable shares are subject to adjustment or modification in the event of a stock split or other change to the Company's capital structure so as to maintain the initial one-to-one relationship between the exchangeable shares and the common stock.

Pursuant to the support agreement between the Company and SAC, the Company has made the following covenants for so long as any exchangeable shares (other than exchangeable shares owned by the Company or its affiliates) remain outstanding:

     o the Company will not declare or pay dividends on the Company's common stock unless SAC is able to declare and pay and simultaneously declares and pays an equivalent dividend on the exchangeable shares;

     o the Company will advise SAC in advance of the declaration of any dividend on the Company's common stock and ensure that the declaration date, record date and payment date for dividends on the exchangeable shares are the same as those for the corresponding dividend on the Company's common stock;

     o the Company will ensure that the record date for any dividend declared on the Company's common stock is not less than ten business days after the declaration date of such dividend; and

     o the Company will take all actions and do all things reasonably necessary or desirable to enable and permit SAC, in accordance with applicable law, to pay to the holders of the exchangeable shares the applicable amounts in the event of a liquidation, dissolution or winding-up of SAC, a retraction request by a holder of exchangeable shares or a redemption of exchangeable shares by SAC.

The exchangeable share structure support agreement provides that, without the prior approval of SAC and the holders of the exchangeable shares, the Company will not issue or distribute additional common stock, securities exchangeable for or convertible into or carrying rights to acquire common stock, rights, options or warrants to subscribe therefor, evidences of indebtedness or other assets, to all or substantially all holders of common stock, nor shall the Company change the common stock, unless the same or an economically equivalent distribution on or change to the exchangeable shares (or in the rights of the holders thereof) is made simultaneously. The board of directors of SAC is conclusively empowered to determine in good faith and in its sole discretion whether any corresponding distribution on or change to the exchangeable shares is the same as or economically equivalent to any proposed distribution on or change to the common stock.

SPECIAL WARRANTS

As of March 31, 2000, 1,000,000 special warrants were outstanding, all of which were held by Canadian residents. Each special warrant entitles the holder thereof to acquire a one share of common stock for no additional consideration. The special warrants expire on the fifth business day following the date of effectiveness in the holder's province of residence of a prospectus qualifying the tradability of the underlying shares of common stock. The special warrants are exercisable at any time, and are automatically exercised immediately prior to their expiration. The special warrants were sold to certain Canadian purchasers in lieu of shares of the Company's common stock because of Canadian securities law considerations.

SHAREHOLDERS' EQUITY TABLES

(a)  Changes in Shareholders' Equity

The following two tables summarize the changes in shareholders' equity as at March 31, 2000:


               Changes in Shareholders' Equity By Number of Shares
               ---------------------------------------------------
                                   (unaudited)

                                                                                              Shares
                                                   Reserved                     Shares      Subject to       Shares
                                                    Common      Preferred    Subject to       Special     Subject to
Date                                Common Stock   Stock(1)       Stock        Warrants      Warrants       Options        Total
----                                ------------   --------       -----        --------      --------       -------        -----
Balance at September 30, 1999       8,993,890             --          --            --             --      1,856,000     10,849,890
Issuances on:
  December 9, 1999                    215,385             --          --            --             --             --        215,385
  December 16, 1999                   736,702             --   1,473,405       663,033             --             --      2,873,140
  January 17, 2000                 (5,773,605)     5,773,605          --            --             --             --             --
  February 28, 2000                        --             --   1,722,222     1,041,667             --      1,532,500      4,296,389
  February 29, 2000                        --             --          --       100,000      1,000,000             --      1,100,000
  March 1, 2000                            --             --          --            --             --        489,000        489,000
Shares resulting from merger
   on March 2, 2000                 2,200,000             --          --            --             --             --      2,200,000
Forfeited                                  --             --          --            --             --        (14,000)       (14,000)
                                    ---------      ---------   ---------     ---------      ---------      ---------     ----------
Balance at March 31, 2000           6,372,372      5,773,605   3,195,627     1,804,700      1,000,000      3,863,500     22,009,804
                                    =========      =========   =========     =========      =========      =========     ==========


                    Changes in Shareholders' Equity By Value
                    ----------------------------------------
                                   (unaudited)

                                                                                            Shares
                                                 Reserved                     Shares      Subject to     Additional
                                    Common        Common      Preferred    Subject to       Special      Paid-In-
Date                                 Stock       Stock(1)       Stock        Warrants      Warrants      Capital         Total
----                                 -----       --------       -----        --------      --------      -------         -----
Balance at September 30, 1999     $ 3,201,399  $       --    $      --     $      --     $        --    $        --   $ 3,201,399
Issuances on
  December 9, 1999                     95,807          --           --            --              --             --        95,807
  December 16, 1999                       736          --        1,473       271,000              --      2,726,791     3,000,000
  January 17, 2000                 (3,201,399)   3,201,399          --            --              --             --            --
  February 28, 2000                        --          --        1,722       281,000              --      4,717,278     5,000,000
  February 29, 2000                        --          --           --        27,000       2,473,000             --     2,500,000
Shares resulting from merger
 on March 2, 2000                         140          --           --            --              --         45,860        46,000
                                  -----------  -----------   ---------     ---------     -----------    -----------   -----------
                                       96,683    3,201,399       3,195       579,000       2,473,000      7,489,929    13,843,206

Compensation                                           --           --            --              --             --        76,142
                                       76,142
Shares Issuance Costs                 (32,622)         --           --       (81,554)       (375,148)    (1,141,755)   (1,631,079)
                                  -----------  -----------   ---------     ---------     -----------    -----------   -----------
Balance at March 31, 2000         $   140,203  $ 3,201,399   $   3,195     $ 497,446     $ 2,097,852    $ 6,348,174   $12,288,269
                                  ===========  ===========   =========     =========     ===========    ===========   ===========

-----------------

(1) Common stock reserved for issuance upon the exchange of exchangeable shares.


(b)  Stock Options

The following tables summarize the status of stock options outstanding as at March 31, 2000:

                            Summary of Stock Options
                            ------------------------
                                   (unaudited)

                                                                   Number of
                                                  Weighted          Shares
                                                   Average        Subject to
                                               Exercise Price       Options
                                               --------------       -------

           Balance October 1, 1999            $    0.0057           1,856,000
               Forfeited                      $    0.0057             (14,000)
               Granted                        $    2.9059           2,021,500
               Exercised                              --                  --
           Balance March 31, 2000                                   3,863,500

           Weighted average fair value of options granted        $     1.5212


                               Outstanding Options
                               -------------------
                                   (unaudited)


                                  Remaining               Number of Shares        Number of Shares Subject
   Exercise Price          Calculated Life in Years      Subject to Options        to Exercisable Options
   --------------          ------------------------      ------------------        ----------------------
    $ 0.0013                         2.0                      1,050,000                   630,000
    $ 0.2310                         3.0                        292,000                       --
    $ 0.0066                         3.0                        500,000                       --
    $ 1.4400                        10.0                      1,532,500                       --
    $ 7.5000                        10.0                        489,000                       --
                                                                -------                  --------

                                    Total                     3,863,500                   630,000
                                                              =========                   =======



(c)  Warrants and Special Warrants

The following tables summarize warrants and special warrants outstanding as at March 31, 2000:


                                    Warrants
                                    --------
                                   (unaudited)

                                                                          Number of
                                                                       Shares Subject
                                                                         to Warrants              Value
                                                                         -----------              -----

Outstanding warrants to purchase shares of common stock at
$1.44 per share, expiring December 10, 2002                                  663,033             $271,000

Outstanding warrants to purchase shares of common stock at
$1.53 per share, expiring February 28, 2003                                1,041,667              281,000

Outstanding warrants to purchase shares of common stock at
$2.50 per share, expiring February 29, 2003                                  100,000               27,000
                                                                       -------------             ---------
                                                                           1,804,700              579,000

Cost of Issuance                                                                  --              (81,554)
                                                                       -------------             ---------
Total                                                                      1,804,700             $497,446
                                                                       =============             ========




                                Special Warrants
                                ----------------
                                   (unaudited)
                                                                     Number of Shares
                                                                        Subject to
                                                                     Special Warrants             Value
                                                                     ----------------             -----
Outstanding special warrants to acquire shares of common
stock                                                                    1,000,000              $2,473,000

Cost of Issuance                                                                --                (375,148)
                                                                         ---------              -----------

Total                                                                    1,000,000              $2,097,852
                                                                         =========              ===========



NOTE 3.  LOSS PER SHARE

Basic net loss per share is based on the weighted effect of all shares of common stock issued and outstanding and is calculated by dividing net loss available to common stockholders by the weighted average shares outstanding during the period. Diluted net loss per share has not been presented because the effect of the assumed exercise or conversion of the Company's convertible preferred stock, and options and warrants to purchase common stock, is antidilutive due to the Company's net loss for the indicated period. Diluted net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock used in the basic net loss per share calculation plus the number of shares of common stock that would be issued assuming conversion of all potentially dilutive derivative securities outstanding.

The following table presents the calculation of basic and pro-forma basic net loss per share of common stock (in thousands, except per share data):


                                                                      Three Months Ended      Three Months Ended
                                                                        March 31, 2000          March 31, 1999
                                                                        --------------          --------------
                                                                         (unaudited)             (unaudited)
  Historical:
       Net loss applicable to common stockholders                   $       (882)           $        (642)
       Weighted average shares                                            12,056(1)                 3,704
       Basic net loss per share                                           ($0.07)                  ($0.17)

  Pro Forma (2):
       Net loss applicable to common stockholders                          ($882)                     --
       Weighted average shares used to calculate basic earnings           12,056                      --
       per share(1)
       Shares issued subsequent to balance sheet date                        200                      --
       Pro forma weighted average shares(1)                               12,256                      --
       Pro forma net loss per share                                       ($0.07)                     --
-------------------
(1)  Includes  5,773,605  shares of common stock  issuable  upon the exchange of exchangeable  shares of SAC.
(2) Pro forma  calculation  takes into  account the  issuance of an aggregate of
200,010 shares of common stock on April 18, 2000.


NOTE 4.  OTHER COMPREHENSIVE INCOME

                           Other Comprehensive Income
                           --------------------------
                                   (unaudited)

                       Balance at December 31, 1999               $     70,405

                       Foreign currency translation                    (53,338)
                                                                  -------------

                       Balance at March 31, 2000                  $     17,067
                                                                  ============


                       Balance at December 31, 1998               $    150,297

                       Foreign currency translation                     11,257
                                                                  ------------

                       Balance at March 31, 1999                  $    161,554
                                                                  ===========

NOTE 5.  SUBSEQUENT EVENTS

On April 18 and 20, 2000, the Company issued an aggregate of 200,010 shares of common stock for a purchase price per share of $7.50, special warrants to acquire 1,906,660 shares of common stock for no additional consideration at a purchase price per share subject to such special warrants of $7.50, and warrants to purchase 1,053,335 shares of common stock at an exercise price of $12.50 per share, for gross proceeds of $15,800,025.

In addition, pursuant to various agreements, the Company has the obligation to issue an additional aggregate of 202,480 shares of common stock, and additional warrants to purchase an aggregate of 765,000 shares of common stock at a weighted average exercise price of $26.96 per share.

NOTE 6.  RECENT PRONOUNCEMENTS

The Company will be required to adopt the recently issued accounting standard SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" for reporting purposes in future years. It requires that all derivatives be recognized as either assets or liabilities and measured at fair value. The criteria for determining whether all or a portion of a derivative instrument may be designated as a hedge has changed. Derivatives that are fair market value hedges, together with the financial instrument being hedged, will be marked to market with adjustments reflected in income. Derivatives, which are cash flow hedges will be marked to market with adjustments, reflected in comprehensive income. The Company has not yet determined what effects, if any, the adoption of SFAS 133 will have on the Company's operating results or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto as at and for the three months ended March 31, 2000 and 1999 contained elsewhere in this quarterly report on form 10-QSB. In this report, "we," "us" and "our" refer to the business that is owned and conducted by SoftQuad Software, Ltd. and its subsidiaries and that was previously owned and conducted by their predecessors.

This quarterly report on Form 10-QSB contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, our business and operating strategy, operations, economic performance and financial condition. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan" and similar expressions identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in these forward-looking statements, including those risks discussed in this report under "Risk Factors."

OVERVIEW

     We are a leading developer of XML enabling technologies and commerce solutions for e-business. XML, which stands for eXtensible Markup Language, is a language for structured document and data interchange on the World Wide Web which may have significant advantages over other programming languages, like HTML and SGML, for use in e-commerce. HTML, which stands for Hyper Test Markup Language, is used for the display of information on a Web page, but not for the processing of content or substance. SGML, which stands for Standardized General Markup Language, was originally developed in the 1980's to encode information contained in documents. However, traditional SGML authoring tools are specialized and require an author who is experienced not only in SGML, but also in particular documents being used. SGML was not designed for use on the Web.

     XML was developed specifically to create, share and process information on the Web, with SGML as its foundation. XML is rapidly becoming the standard format for information exchange over the Web because XML alleviates the problems associated with data exchange from industry to industry. XML is expected to become the software language underlying the anticipated growth in Business-to-Business ("B2B") e-commerce.

     Our XMetaL product allows authors throughout an organization to create and adapt content that automatically flows into e-commerce and e-publishing applications without dealing with the complexities of the XML language. XMetaL's software interface has a familiar word-processor-like outlook which covers up the complexities of XML to the author, and thereby drastically reduces training and implementation costs. XMetaL is a content creation tool which allows technical publications, document repositories, knowledge management systems, on-line publishing, and numerous other applications to exploit XML for increased efficiency.

     Our MarketAgility product is an XML-based content solution that gives businesses more power and control over the creation, management, and real-time delivery of product information to e-marketplaces and e-procurement systems. MarketAgility provides suppliers with an efficient and cost effective way to move product information from their enterprises to multiple electronic distribution channels. We plan to release MarketAgility in September 2000.

     While we currently are focusing our efforts towards our XML products, we have derived and will continue to derive significant portions of our revenues from HoTMetaL, our HTML based Web page creation and management tool. In recent quarters, total HoTMetaL revenues world-wide have declined and HoTMetaL has lost market share to competitors. We expect revenues from HoTMetaL to continue to decline and revenues from our XML products to grow.

     We generate our revenues from product sales, license fees and maintenance and support contracts. We have not yet realized any revenue from product solution services. Product solution services include integration of software, application development, training and software installation. We expect to begin to generate revenue from product solution services as the mix of product sales changes from HoTMetal to XMetaL and MarketAgility. We recognize revenues from product and license agreements on product delivery if an agreement exists with a fixed or determinable fee and collection of the related receivable is reasonably assured. Service revenue consists of fees for product solution services and from maintenance and support agreements. Revenue from maintenance and support agreements is initially recorded as deferred revenue and recognized as revenue over the term of the agreement. Our cost of revenues includes costs to manufacture, package, and distribute our products and related documentation, royalty payments to third parties, payments to vendors, and inventory write-downs, as well as personnel and other expenses, if any, related to providing product solution services and customer support services

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our development, sales and marketing and product solution services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception. As of March 31, 2000, we had an accumulated deficit of approximately $4.7 million.

     We believe that our future success depends on our focus on XML technology and our XMetaL and MarketAgility products. We plan to increase our operating expenses and expect to continue to incur substantial operating losses for an indefinite period of time.

OUR HISTORY AND CORPORATE STRUCTURE

     ESTABLISHMENT OF SOFTQUAD CANADA

     Prior to October 1, 1998, our business was operated as the Web division of SoftQuad Inc., which was a subsidiary of SoftQuad International Inc. (now renamed NewKidCo International Inc.). In August 1998, certain members of the Web division's management organized a management buyout of substantially all of the assets and liabilities of SoftQuad Inc. and 100% of the shares of SoftQuad UK Limited, which was SoftQuad International Inc.'s European subsidiary. To facilitate the buyout, on August 7, 1998, they established SoftQuad Software Inc., an Ontario (Canada) corporation ("SoftQuad Canada"). SoftQuad Canada completed the buyout on October 1, 1998. The assets acquired in the buyout included, among other things, the rights to the name "SoftQuad."

     ESTABLISHMENT OF FINANCECO

     In December 1999, we entered into an agreement with Thomson Kernaghan & Co. Limited, a Toronto-based investment dealer ("TK"), for TK to act as agent in facilitating private placement financings of SoftQuad Canada. Pursuant to this agreement, money raised in financings was first funded to a newly created Delaware corporation ("FinanceCo") which, as of January 17, 2000, entered into agreements with the securityholders of SoftQuad Canada to acquire all of the outstanding securities of SoftQuad Canada through its subsidiary, SoftQuad Acquisition Corp., an Ontario (Canada) corporation ("SAC"). Pending completion of that acquisition, FinanceCo loaned the proceeds of completed financings to SoftQuad Canada for operating purposes.

     MERGER WITH THE AMERICAN SPORTS MACHINE, INC.

     On March 2, 2000, FinanceCo merged with The American Sports Machine, Inc., a Florida corporation ("ASM"). ASM was organized on June 2, 1995 but, as of the time of the merger, had not engaged in an active trade or business. At the time of the merger, ASM's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, and its common stock was quoted on the OTC Bulletin Board under the symbol "AMRR." Upon the merger, the separate corporate existence of FinanceCo terminated and ASM was the surviving entity. Under the terms of the merger agreement, ASM agreed to seek stockholder approval to rename the merged company SoftQuad Software, Ltd. and to redomicile it to Delaware.

     COMPLETION OF THE CANADIAN ACQUISITION

     On April 5, 2000, ASM formally completed its acquisition of all of the outstanding securities of SoftQuad Canada. In the acquisition, (i) two holders of common shares of SoftQuad Canada exchanged (on a one-for-one basis) their common shares of SoftQuad Canada for shares of ASM's common stock, (ii) the remaining holders of common shares of SoftQuad Canada exchanged (on a one-for-one basis) their common shares of SoftQuad Canada for exchangeable shares of SAC, each of which was exchangeable for one share of ASM's common stock and (iii) each holder of an option to acquire common shares of SoftQuad Canada exchanged such option for an option issued by ASM with equivalent terms.

     REDOMICILING TO DELAWARE

     To facilitate its redomiciling to Delaware and the change of its name, on March 7, 2000, ASM formed a new Delaware corporation named SoftQuad Software, Ltd. On April 10, 2000, ASM merged with this new subsidiary, upon which the separate corporate existence of ASM terminated and SoftQuad Software, Ltd. was the surviving entity.

     OUR CURRENT CORPORATE STRUCTURE

     Our operations are conducted through SoftQuad Canada and its wholly owned subsidiary, SoftQuad UK Limited. All of the common shares of SoftQuad Canada are owned by SAC, and all of the common shares of SAC are owned by SoftQuad Software, Ltd.


RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

      REVENUE

     Total revenue increased from $521 thousand in the three months ended March 31, 1999 to $1.1 million in the three months ended March 31, 2000, representing a 114% change in revenue. This increase is attributable to an increase in HoTMetaL's product license revenue (which had been disrupted in the three months ended March 31, 1999 because of a change in a major distribution relationship) and license and support and maintenance fees associated with XMetaL, which did not contribute revenue in the three month period ended March 31, 1999.

      COST OF REVENUES

     Cost of revenues increased from $139 thousand for the three months ended March 31, 1999 to $251 thousand for the three months ended March 31, 2000, reflecting the increase in revenues from HoTMetaL and XMetaL. Improved production unit costs resulted in an improvement of cost of licenses as a percentage of revenue from 26.7% for the three months ended March 31, 1999 to 14.4% for the three months ended March 31, 2000. The Company continues to invest in product solution services and customer support services by hiring and training new personnel in anticipation of service revenue associated with XMetaL and MarketAgility.

     SALES AND MARKETING

     Sales and marketing expenses increased from $439 thousand in the three months ended March 31, 1999 to $866 thousand for the three months ended March 31, 2000. The increase is primarily attributable to an increase in sales and marketing personnel and the increased marketing program expenditures associated with XMetaL.

      RESEARCH AND DEVELOPMENT

     Research and development expenses increased from $266 thousand in the three months ended March 31, 1999 to $392 thousand for the three months ended March 31, 2000. The increase is primarily attributable to an increase in personnel related costs largely related to the development of our XMetaL product.

     We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that research and development expenses will increase in absolute dollars in future periods. To date, all software development costs have been expensed in the period incurred.

      GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased from $319 thousand in the three months ended March 31, 1999 to $489 thousand for the three months ended March 31, 2000. The increase is primarily attributable to increased personnel related costs, costs of legal and accounting services, and facility expenses necessary to support our expanding operations.

     NET LOSS

     Our net loss increased from $642 thousand for the three months ended March 31, 1999 to $882 thousand for the three months ended March 31, 2000, reflecting that our higher gross profit earned in the three months ended March 31, 2000 was offset by higher operating expenses for the same period.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED MARCH 31, 2000 AND 1999

      REVENUE

     Total revenue increased from $1.7 million in the six months ended March 31, 1999 to $1.975 million in the six months ended March 31, 2000, representing a 16% change in revenue. This increase is primarily attributable to higher license and support and maintenance fees associated with XMetaL, which did not contribute revenue in the six months ended March 31, 1999. In October 1998, a new version of HoTMetaL (version 6.0) was released which contributed to increased early revenue during the six months ended March 31, 1999 which then was offset by a decline in revenue caused by a change in a major distribution relationship. Revenue from HoTMetaL continues to decline.

      COST OF REVENUES

     Cost of revenues increased from $339 thousand for the six months ended March 31, 1999 to $439 thousand for the six months ended March 31, 2000. Cost of licenses decreased as a result of higher royalties and production costs associated with the new version of HoTMetaL introduced in the six months ended March 31, 1999. The Company continues to invest in product solution services and customer support services by hiring and training new personnel in anticipation of services revenue associated with XMetaL and MarketAgility.

      SALES AND MARKETING

     Sales and marketing expenses increased from $885 thousand in the six months ended March 31, 1999 to $1.5 million for the six months ended March 31, 2000. The increase is primarily attributable to an increase in sales and marketing personnel and the increased marketing program expenditures associated with XMetaL.

      RESEARCH AND DEVELOPMENT

     Research and development expenses increased from $492 thousand in the six months ended March 31, 1999 to $665 thousand for the six months ended March 31, 2000. The increase is primarily attributable to an increase in personnel related costs largely related to the development of our XMetaL product.

     We expect that research and development expenses will increase in absolute dollars in future periods based on our belief that continued investment in research and development is critical to attaining our strategic objectives. To date, all software development costs have been expensed in the period incurred.

      GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased from $616 thousand in the six months ended March 31, 1999 to $830 thousand for the six months ended March 31, 2000. The increase is primarily attributable to increased personnel related costs, legal and accounting services, and facility expenses necessary to support our expanding operations.

     NET LOSS

     Our net loss increased from $628 thousand for the six months ended March 31, 1999 to $1.5 million for the six months ended March 31, 2000, reflecting that our higher gross profit earned in the three months ended March 31, 2000 was offset by higher operating expenses for the same period.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity securities and borrowings. From December 1999 through February 2000, we raised approximately $9.1 million in net proceeds from equity financings in order to expand our sales and marketing and product development efforts.

     Net cash used for operating activities was $786 thousand and $673 thousand for the six months ended March 31, 2000 and 1999, respectively. The increase in cash used for operating activities was primarily due to net losses of $1.5 million, offset by changes in operating working capital.

     Net cash used in investing activities was $112 thousand and $161 thousand for the six months ended March 31, 2000 and 1999, respectively. Cash used in investing activities for the six months ended March 31, 2000 related to the purchase of capital assets, mainly computer hardware and software. At March 31, 2000, we did not have any material commitments for capital expenditures.

     Net cash provided by financing activities amounted to $8.3 million and $839 thousand for the six months ended March 31, 2000 and 1999, respectively. During the six months ended March 31, 2000, net proceeds of $9.1 million was provided by the sale of equity to certain venture capital investors. We repaid a note payable of $798 thousand.

     At March 31, 2000, we had $7.9 million in cash and cash equivalents and $7.3 million in working capital. This compared to $727 thousand in cash and cash equivalents and a negative $79 thousand in working capital as of September 30, 1999.

        We do not have a line of credit for general operating expenses. We do have equipment lines of credit from vendors for certain office equipment. At March 31, 2000, we had no notes or loans payable outstanding.

     We believe that we have sufficient cash, cash equivalents and short-term investments to meet our working capital requirements for at least the next 20 months. Thereafter, additional funds may be required to support our working capital requirements or for other purposes. We may seek to raise such additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, on terms favorable to us or that any additional financing will not be dilutive.

YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

     We have conducted a Year 2000 readiness review for the current versions of our products. The review included assessment and implementation, remediation, upgrading and replacement of certain product versions and validation testing and contingency planning.

     We completed all phases of our plan with respect to the current versions of all of our products. As a result, the current versions of each of our products are "Year 2000 Compliant" as defined below, when configured and used in accordance with the related documentation and provided that the underlying operating system of the host machine and any other software used with or in the host machine is also Year 2000 Compliant.

     "Year 2000 Compliant" is defined as the ability to:

     o correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

     o function according to the product documentation provided for this date change without changes in operations resulting from the advent of a new century, assuming correct configuration;

     o where appropriate, respond to a two-digit input in a way that resolves the ambiguity as to century in a disclosed, defined and pre-determined manner;

     o if the date elements in interfaces and data storage specify if the century, store and provide output of date information in ways that are unambiguous as to century; and

     o    recognize Year 2000 as a leap year.

     We  tested  software  obtained  from  third  parties  (licensed   software,
shareware and freeware) that is incorporated into our products and sought assurances from our vendors that licensed software is Year 2000 Compliant. Despite testing by us and by current and potential clients and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation or increased service and warranty costs, any of which could materially adversely affect our business, operating results or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliant issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

     Our internal systems include both our information technology, or IT, and non-IT systems. An assessment of our material internal IT systems has been done, including both our own software products and third-party software and hardware technology.

     As of May 18, 2000, we had not experienced any material problems or difficulties with our products or our internal information technology resulting from the Year 2000 issue. However, we may in the future experience material unanticipated problems and costs marked by undetected errors or defects in the technology used in our internal IT and non-IT systems. As a result, our business, results of operations or financial condition could be materially adversely affected.

     As of May 18, 2000, we were not aware of any customers experiencing any material Year 2000 Compliant problems. However, our current and potential clients may incur Year 2000 Compliant problems in the future. This may cause them to experience material costs to remedy problems or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate budgets that current or potential customers could have for purchases of our products and services. As a result, our business, results of operations or financial condition could be materially adversely affected.

     We funded our Year 2000 plan from available cash and have not separately accounted for these costs. To date, these costs have not been material. Additional costs, related to the Year 2000 plan included costs for administrative personnel to manage the project, technical support for our products, product engineering and customer satisfaction.

RISK FACTORS

     You should carefully consider the following risks before investing in shares of our common stock. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information set forth in this report, including our condensed consolidated financial statements and the related notes.

RISKS RELATED TO OUR BUSINESS

     THERE IS NO ASSURANCE THAT THE MARKET WILL ACCEPT OUR XMETAL AND MARKETAGILITY PRODUCTS

     We are focusing our business plan on our XMetaL and MarketAgility Products and are therefore relying very heavily on the market success of these products to propel our growth in the near and medium term. Although we have been able to secure initial sales of the XMetaL product, there is no assurance that existing customers will deploy XMetaL in larger numbers (which will require a significant commitment and investment of resources by our existing customers and partners) or that XMetaL will be adopted by new customers or secure widespread market acceptance. Similarly, there is no assurance that MarketAgility, which is planned to be released in September 2000, will be adopted by new customers or secure widespread market acceptance. The failure of XMetaL and MarketAgility to achieve meaningful market acceptance could have a very material adverse effect on our business, operating results and financial condition.

      THERE IS NO ASSURANCE THAT THE MARKET WILL ADOPT AND ACCEPT XML

     We are relying on the continued and speedy adoption of XML technology as a major technology for content interchange and processing on the World Wide Web. Since our XMetaL and MarketAgility products are XML tools, the success of these products is dependent on growth in market acceptance of XML and that success could be materially adversely affected if XML fails to be adopted broadly for use in applications where our products are also applicable.

     THE CHANGE IN OUR DIRECTION AND OPERATIONAL FOCUS FROM HTML PRODUCTS TO XML PRODUCTS MAY BE DIFFICULT TO MANAGE

     While we expect our revenue growth to be driven largely by XMetaL and MarketAgility, a significant proportion of our revenues continue to be derived from our HoTMetaL product, which continues to be a very versatile HTML- based Web page creation and management tool. Target markets, sales, marketing and distribution models for HoTMetaL are quite different from the XMetaL and
MarketAgility products and we will require different skills and business practices to market and support the XMetaL and MarketAgility products. Consequently, the transition from the HTML product focus to the XML product focus may be difficult to manage quickly, and our business, operating results and financial condition could be materially adversely affected.

     RELIANCE ON DISTRIBUTION CHANNELS AND TECHNOLOGY PARTNERS MAY AFFECT SALES BECAUSE WE LACK CONTROL OVER THESE CHANNELS

     We rely on resellers, distribution and technology partners to support our own selling efforts. If these resellers, distribution and technology partners fail to develop or fail to continue to adequately support our products, this would have a material adverse effect on our business, operating results and financial condition.

     We also rely on technology and reseller partners having the expertise required to work with XML. Since XML is a relatively new technology, expertise is currently relatively scarce. If partners do not acquire the expertise required to work with XML in applications where our products are applicable, then this could have a material adverse effect on our business, operating results and financial condition.

     IF WE ARE UNABLE TO MEET THE RAPID CHANGES IN XML CONTENT CREATION TECHNOLOGY OR A SUPERIOR OR MORE WIDELY ACCEPTED TECHNOLOGY IS DEVELOPED, OUR EXISTING PRODUCTS COULD BECOME OBSOLETE

     The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, dynamic changes in client demands and constantly evolving industry standards. We cannot be certain that we will successfully develop and market new products or new product enhancements that respond to technological change, evolving industry standards or client requirements. New competing products based on new technologies or new industry standards can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with technological developments and to satisfy the increasingly sophisticated requirements of our clients. Internet commerce technology, particularly XML content creation technology, is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could have a material adverse effect on our business, operating results and financial condition.

     IT MAY BE DIFFICULT TO ACQUIRE AND RETAIN CLIENTS NOW AND IN THE FUTURE BECAUSE WE FACE INTENSE COMPETITION FOR INTERNET CONTENT CREATION AND E-MARKET INFRASTRUCTURE SOFTWARE

     The Internet content creation and e-market infrastructure software market is intensely competitive. Our clients' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

     Our principal competitors offering alternatives to XMetaL include Adobe, Corel, Arbortext, Excosoft and Stilo, among others. The market for supply-side e-market infrastructure software, which MarketAgility targets, is currently fragmented, but we anticipate strong competition to develop from new entrants as well as existing software companies. Most of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors (which may develop products with features similar to XMetaL and MarketAgility, such as Adobe, Macromedia and Microsoft may bundle or price their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There are no significant barriers to entering the markets which XMetaL and MarketAgility serve.

     Competitive pressures may make it difficult for us to acquire and retain clients and may require us to reduce the price of our software. We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business, operating results and financial condition would be materially adversely affected.

      WE EXPECT TO CONTINUE TO INCUR LOSSES

     We have not achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have funded our operations primarily from the sale of equity securities and borrowings and have not generated significant cash from operations. We plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. We also expect to continue to incur significant product development expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues do not increase along with these expenses, our net losses in a given quarter would be even greater than expected. We cannot be certain that we can sustain revenue growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

      OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT

     Since the launch of XMetaL in May of 1999, we have been transitioning our operations to support XMetaL and MarketAgility (upon its launch) in the market and have a limited operating history in that regard. As a result of this limited operating history, we cannot forecast operating expenses based on our historical results. Accordingly, we base our expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had projected. The difficulty in forecasting our quarterly revenue accurately is compounded because our software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections and that net losses in any quarter would be even greater than expected.

      WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE

     Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

     o    Varying demand for our products and services;

     o The timing of customer orders, support/service requirements and product implementations;

     o    Unexpected delays in introducing new products and services;

     o Increased expenses, whether related to sales and marketing, product development or administration;

     o Changes in the rapidly evolving market for XML content creation technology and e-market infrastructure software;

     o The mix of product license and services revenue, as well as the mix of products licensed;

     o The mix of services provided and whether these services are provided by staff or third party contractors; and

     o    The mix of domestic and international sales.

     Accordingly, we believe that quarter-to-quarter comparisons of our operating results are, and will continue for the foreseeable future to be, not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance.

     We believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on the introduction of new versions of our products, our clients' calendar year budgeting cycles and slow summer purchasing patterns in Europe.

     IN ORDER TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND GENERATE INCREASED REVENUE WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES

     We must expand our direct and indirect sales operations in order to increase market awareness of our products and generate increased revenue. We cannot be certain that we will be successful in this effort. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective clients. New hires will require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. We also plan to expand our relationships with value-added resellers, systems integrators and other third-party resellers to build an indirect sales channel. In addition, we need to manage potential conflicts between our direct sales force and third party reselling efforts. Finally, XML expertise is often lacking in the value-added resellers, systems integrators and third-party resellers and individuals with XML expertise are in increasingly high demand. We cannot be certain that partners will be successful in acquiring XML expertise, either through training or by hiring new personnel, to meet demand.

      WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON HOTMETAL REVENUES

     We have derived and will continue to derive significant portions of our revenues from HoTMetaL, our HTML-based Web page creation and management tool. In recent quarters, total HoTMetaL revenues world-wide have declined and HoTMetaL has lost market share to competitors. Although management expects both absolute revenues of HoTMetaL and their proportionate share of total revenues to decline over the next several quarters, if HoTMetaL revenues were to decline faster than anticipated, it could have a material adverse effect on our business, operating results and financial condition.

     WE RELY PRIMARILY ON SALES OF OUR XMETAL AND MARKETAGILITY PRODUCT LINES FOR REVENUE GROWTH

     We are relying on our XMetaL and MarketAgility products to generate revenue growth. We cannot be certain that we will be successful in marketing XMetaL and MarketAgility or that we will successfully develop and market new products and services or that even if we are successful, that such success will compensate for declining sales of our HoTMetaL product. If we do not continue to increase revenue related to our XMetaL product or generate revenue from MarketAgility and other new products and services, our business, operating results and financial condition would be materially adversely affected.

     IF OUR INTERNATIONAL BUSINESS CONTINUES TO GROW IN ABSOLUTE DOLLARS AND AS A PERCENTAGE OF REVENUE, OUR BUSINESS WOULD BECOME INCREASINGLY SUSCEPTIBLE TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     International operations are generally subject to a number of risks, including:

     o    Expenses associated with customizing products for foreign countries;

     o    Protectionist   laws  and   business   practices   that  favor   local
          competition;

     o    Dependence on local vendors;

     o    Multiple, conflicting and changing governmental laws and regulations;

     o    Difficulties in collecting accounts receivable; and

     o    Foreign currency exchange rate fluctuations.

     We expect international revenue to continue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

     To date, a majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk. We intend to consider entering into foreign exchange hedging transactions in the future, if appropriate.

     WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICE ORGANIZATION WHICH COULD AFFECT BOTH OUR RESULTS AND OUR ABILITY TO ASSIST OUR CLIENTS WITH THE IMPLEMENTATION OF OUR PRODUCTS

     We cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that our business needs. Clients that license our XML software may engage our professional services organization to assist with support, training, consulting and implementation. Growth in our product sales therefore depends on our ability to provide our clients with these services and to educate third-party resellers on how to use our products. As a result, we plan to increase the number of service personnel to meet these needs. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of clients grows. We cannot be certain that our services business will ever achieve profitability. We generally bill our clients for our services on a "time and materials" basis. However, from time to time we enter into fixed-price contracts for services. We cannot be certain that our fees from these contracts will exceed the costs of providing the services. In addition, competition for qualified services personnel is intense. We are in a new market and there is a limited number of people who have acquired the skills needed to provide the services that our clients demand.

     IN ORDER TO PROPERLY MANAGE GROWTH, WE MAY NEED TO IMPLEMENT AND IMPROVE OUR OPERATIONAL SYSTEMS ON A TIMELY BASIS

     We have expanded our operations rapidly in the recent past and we intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively and to execute our business plan, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

     WE MAY BE ADVERSELY AFFECTED IF WE LOSE OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL, OR ARE UNABLE TO ATTRACT NEW KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL GENERALLY

     Our success depends largely on the skills, experience and performance of some key members of our management, including Roberto Drassinower, our President and Chief Executive Officer, and Peter Sharpe, our Chief Scientist. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. Also, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face intense competition for qualified personnel, particularly in the areas of engineering and technology as well as in sales and marketing. Many of our competitors for the services of qualified personnel have greater resources than us. We cannot be certain that we will be successful in attracting, assimilating or retaining qualified personnel in the future. In addition, the growth in and redirection of our business to XML products places a significant demand on our management and operational resources. We expect that future expansion will continue to challenge our ability to hire, train, motivate and manage our employees.

      WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

     We have not achieved profitability and we expect to incur net losses for the foreseeable future. Therefore, we may need to raise additional funds in the future and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, as, if and when needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

     WE DEVELOP COMPLEX SOFTWARE PRODUCTS SUSCEPTIBLE TO SOFTWARE ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, OR DELAYED OR LIMITED MARKET ACCEPTANCE

     Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues, a delay in market acceptance, and/or additional costs, which would have a material adverse effect on our business, operating results and financial condition. In addition, though in our license and shrink wrap agreements we seek to limit liability for certain liabilities associated with product defects, such as consequential damages or economic loss, there can be no assurance as to the enforceability of such limitations.

     OUR PRODUCT SHIPMENTS COULD BE DELAYED IF THIRD PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS IS NO LONGER AVAILABLE

     We integrate third-party software as a component of our software. The third-party software may not continue to be available to us on commercially reasonable terms. If we cannot maintain licenses to key third-party software, such as Image Gear from Accusoft Corporation, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

     OUR BUSINESS IS BASED ON OUR INTELLECTUAL PROPERTY AND WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of other's intellectual property, forcing us to do one or more of the following:

     o Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     o Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; and

     o    Redesign those products or services that incorporate such technology.

     We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our technology. These legal protections provide only limited protection. If we litigated to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our business.

      ANTI-TAKEOVER PROVISIONS

     Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions include:

     o    Authorizing the issuance of "blank check" preferred stock;

     o    Prohibiting cumulative voting in the election of directors;

     o    Limiting  the persons who may call special  meetings of  stockholders;
          and

     o    Establishing  advance notice requirements for election to the board of
          directors  or  for   proposing   matters  that  can  be  acted  on  by
          stockholders at special meetings of stockholders.

     Certain provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

     CHANGES IN  ACCOUNTING  STANDARDS  COULD  ADVERSELY  AFFECT  OUR  FINANCIAL
     RESULTS

     Accounting standards regarding software companies, including us, are in a dynamic state of evolution, and the development of new standards may affect our financial results and operations. We are presently in material compliance with all relevant accounting standards.

      CURRENCY EXPOSURE

     Although our financial results are currently reported in U.S. dollars, a significant portion of our sales are denominated in U.K. pounds sterling, the Euro and other currencies. Significant long-term fluctuations in relative currency values may adversely affect our consolidated results of operations. In particular, our consolidated results of operations may be adversely affected by a significant strengthening of the U.S. dollar against U.K. pounds sterling, the Euro or other currencies in which we generate revenues.

     MATERIAL  PROBLEMS AND COSTS  ASSOCIATED  WITH YEAR 2000  COMPLIANCE  COULD
     ADVERSELY  AFFECT  OUR  BUSINESS,   RESULTS  OF  OPERATIONS  AND  FINANCIAL
     CONDITION

     The "Year 2000" issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software products, IT and non-IT systems may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business activities.

     Although our products and our internal IT and non-IT systems did not, as of May 18, 2000, seem to have any Year 2000 issues, we may experience material problems and costs with Year 2000 compliance that could adversely affect our business, results of operations and financial condition. In addition, while our customers have not, as of May 18, 2000, informed us that they have experienced any material Year 2000 compliance problems, they, as well as potential clients, may face Year 2000 compliance problems in the future. This may cause them to incur material costs to remedy problems or even face litigation costs. In either case, Year 2000 issues could reduce or eliminate budgets that current or potential customers would otherwise use to purchase our products and services. As a result, our business, results of operations or financial condition could be materially adversely affected.

RISKS RELATED TO THE INTERNET INDUSTRY

     OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF THE INTERNET FOR COMMERCE AND XML

     Our future success depends heavily on the Internet and XML technology being accepted and widely used for commerce. Any of the following circumstances could have a materially adverse effect on our business, operating results and financial condition:

     o Internet commerce or the use of XML for Internet commerce do not continue to grow or grow more slowly than expected.

     o Consumers and businesses reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies or insufficient commercial support.

     o The Internet infrastructure is not being able to support the demands placed on it by increased Internet usage and bandwidth requirements.

     o Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation cause the Internet to lose its viability as a commercial medium.

     o The use of XML technology on the Web does not grow or grows more slowly than expected.

     o We incur substantial expenses adapting our solutions to changing or emerging technologies and market conditions, which could occur even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed and the adoption of XML for Internet commerce continues as expected.

     OUR PERFORMANCE WILL DEPEND ON THE NEW MARKET FOR XML CONTENT CREATION AND E-MARKET INFRASTRUCTURE SOFTWARE SOLUTIONS

     The market for XML content creation and e-market infrastructure software solutions is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services. They may be reluctant to alter those patterns. They may also resist providing the personal data necessary in connection with our customers' use of our products in e-commerce and other potential applications. Any of these factors could inhibit the growth of online business generally and the market's acceptance of our products and services in particular.

     THERE IS SUBSTANTIAL RISK THAT FUTURE REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF INTERNET COMMERCE

     As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. If enacted, such laws, rules and regulations could limit the market for our products and services, which could materially adversely affect our business, financial condition and operating results. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal/consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that such legislation could expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in Web usage and decrease its acceptance as a communications and commercial medium.

RISK RELATED TO THE SECURITIES MARKETS

      OUR STOCK PRICE IS HIGHLY VOLATILE

     The market price of our common stock is highly volatile and may fluctuate significantly in response to the following factors, some of which are beyond our control:

     o    Variations in quarterly operating results;

     o    Changes in market valuations of Internet software companies;

     o Announcements by us of significant contracts, strategic partnerships, joint ventures or capital commitments;

     o Loss of a major client or failure to complete significant license transactions;

     o    Additions or departures of key personnel;

     o Sales of our common stock in the future by us and/or by our insiders and significant shareholders; and

     o Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

      POSSIBILITY OF VOLATILE PRICE SWINGS AND INACCURATE PRICING INFORMATION COULD CREATE A RISK THAT YOU WILL NOT BE ABLE TO ACCURATELY ASSESS THE MARKET VALUE OF YOUR COMMON STOCK.

     Because our stock is traded over-the-counter and quoted on the OTC Bulletin Board, a relative lack of liquidity or volume and the participation of only a few market makers makes it more likely that wide fluctuations in the quoted price of our common stock could occur. As a result, there is a risk that you will not be able to obtain accurate price quotes or be able to correctly assess the market price of your stock. Increases in the volatility could also make it more difficult to pledge the common stock as collateral, if you sought to do so, because a lender might also be unable to accurately value the common stock.

     SUBSTANTIAL  SALES OF OUR COMMON  STOCK  COULD  ADVERSELY  AFFECT OUR STOCK
     PRICE

     Sales of a substantial number of shares of common stock by the selling stockholders or by others pursuant to Rule 144 or other exemptions that may be available under the Securities Act of 1933 could drive the market price of the common stock down by introducing a large number of shares into a market in which there is a relatively small number of shares publicly traded and the price is already volatile. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

     Our directors, executive officers and certain other stockholders, including the holders of exchangeable shares of SAC, have executed escrow agreements that limit their ability to sell common stock. These stockholders have agreed not to sell or otherwise dispose of any shares of common stock for certain prescribed periods without the prior written approval of Thomson Kernaghan & Co. Limited. When the escrow agreements expire, these shares and the shares underlying the options will become eligible for sale, in some cases only pursuant to the volume, manner of sale and notice requirements of Rule 144.

     WE MAY BECOME SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S PENNY STOCK RULES.

     We may become subject to the SEC's penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). Unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, the rules require that broker-dealers send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of the burden placed on broker-dealers to comply with the rules applicable to penny stocks, you may have difficulty selling our common stock in the open market if the market price drops below $5.00 per share.

     OUR BUSINESS MAY BE ADVERSELY AFFECTED BY CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On February 28, 2000, VC Advantage Limited Partnership ("VC Advantage") purchased 1,033,333 shares of Class B convertible preferred stock of FinanceCo, and Hammock Group Ltd. ("Hammock") purchased 688,889 shares of Class B convertible preferred stock of FinanceCo at a price of $2.90 per share, aggregating approximately $5 million. In connection with this transaction, VC Advantage and Hammock received warrants, exercisable on or before February 28, 2003, to purchase an aggregate of 694,444 shares of common stock of FinanceCo, with an exercise price of $1.53 per share (Hammock received 277,778 and VC Advantage received 416,667), and Thomson Kernaghan & Co. Limited ("TK"), for its services as agent in respect of this purchase, received warrants to purchase 347,222 shares of common stock of FinanceCo on identical terms.

         On February 29, 2000, TK, as agent on behalf of Canadian-resident subscribers, purchased 1,000,000 special warrants at a price of $2.50 per special warrant. Each special warrant entitled the holder thereof to acquire one share of common stock of FinanceCo for no additional consideration. TK, for its services as agent in respect of this purchase, received warrants, exercisable on or before February 29, 2003, to purchase 100,000 shares of common stock of FinanceCo, with an exercise price of $2.50 per share.

         On March 2, 2000, the following securities of the Company were issued or became issuable in exchange for equivalent securities of FinanceCo upon the merger of ASM and FinanceCo:


                                   Amount of Shares     Terms of Conversion
                                   Issued or Subject to or Exercise of
Title of Securities                Derivative Security  Derivative Security               Purchasers
-------------------                -------------------  -------------------               ----------

Common Stock                       245,567              --                                Aberdeen Avenue LLC

Common Stock                       245,567              --                                Ashland Resources Inc.

Common Stock                       245,568              --                                Striker Capital Limited

Class A Preferred Stock            491,135              (1)                               Aberdeen Avenue LLC

Class A Preferred Stock            491,135              (1)                               Ashland Resources Inc.

Class A Preferred Stock            491,135              (1)                               Striker Capital Limited

Class B Preferred Stock            1,133,333            (1)                               VC Advantage

Class B Preferred Stock            688,889              (1)                               Hammock

Warrants to purchase Common Stock  442,022              Exercise Price Per Share: $1.44   VC Advantage
                                                        Expiration Date: Dec. 16, 2002

Warrants to purchase Common Stock  694,444              Exercise Price Per Share: $1.53   VC Advantage
                                                        Expiration Date: Feb. 28, 2003

Warrants to purchase Common Stock  277,778              Exercise Price Per Share: $1.53   Hammock
                                                        Expiration Date: Feb. 28, 2003

Warrants to purchase Common Stock  221,011              Exercise Price Per Share: $1.35   TK
                                                        Expiration Date: Dec. 16, 2002

Warrants to purchase Common Stock  347,222              Exercise Price Per Share: $1.44   TK
                                                        Expiration Date: Feb. 28, 2003

Warrants to purchase Common Stock  100,000              Exercise Price Per Share: $2.50   TK
                                                        Expiration Date: Feb. 29, 2003

Special warrants to acquire        1,000,000            Exercisable for no additional     TK as agent on behalf of
Common Stock                                            consideration                     Canadian-resident
                                                        Expiration Date: fifth business   subscribers
                                                        day after qualification under
                                                        Canadian securities laws
----------------
(1) The terms of the conversion of the Class A and Class B preferred  stock, and their  preferences  with respect to liquidation over shares of common stock, are set forth in the  Company's  Restated  Certificate  of  Incorporation,  which is incorporated by reference  herein from the Form 8-K filed on April 10, 2000, and are summarized in Note 2 to the accompanying  condensed  consolidated  financial statements.


         All of the foregoing sales by the Company of its unregistered securities on February 28, 2000 and March 2, 2000 were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). All of the individuals and entities that purchased the unregistered securities were accredited investors (as defined in Rule 501 promulgated under the Securities Act).

         All of the foregoing sales by the Company of its unregistered special warrants on February 29, 2000 were made by the company through TK, as agent, outside of the United States in reliance upon Regulation S under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         By written consent dated March 9, 2000, shareholders owning approximately 70% of the outstanding common stock of the Company as of March 9, 2000, authorized the reincorporation of the Company in Delaware and the change of the Company's name to SoftQuad Software, Ltd., as more fully described in the Definitive

Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission on March 21, 2000, which is incorporated by reference herein.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         The following documents are referenced or included in this report:

         3    (i) Articles of Incorporation of SoftQuad Software, Ltd. (1)

              (ii)Bylaws of SoftQuad Software, Ltd.

         27       Financial Data Schedule.
-------------------
(1) Incorporated herein by reference from the Form 8-K filed on April 10, 2000.


         (b)  Reports on Form 8-K.

         Report on Form 8-K filed on March 9, 2000 reporting the merger of ASM and FinanceCo.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                      SOFTQUAD SOFTWARE, LTD.

Date:  May 22, 2000                   By:   /s/ Roberto Drassinower
                                           ------------------------
                                           Roberto Drassinower
                                           President and Chief Executive Officer

Date:  May 22, 2000                   By:   /s/ David T. Adams
                                           -------------------
                                           David T. Adams
                                           Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS
                                -----------------


Exhibit No.                   Description
-----------                   -----------
3                             Bylaws of SoftQuad Software, Ltd.

27                            Financial Data Schedule