Form 10QSB
period 2000-06-30
SOFTQUAD SOFTWARE LTD
filed 2000-08-14
CIK 1081987

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000
                                -------------------

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------        -------------------

Commission file number                    0-26327
                                -----------------


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of common stock, par value $.001 per share, outstanding as of August 10, 2000 (including exchangeable shares of the registrant's subsidiary, SoftQuad Acquisition Corp., which have voting and economic rights functionally equivalent to shares of common stock, but not including any shares subject to other derivative securities) was 12,473,472.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                             SOFTQUAD SOFTWARE, LTD.

                                QUARTERLY REPORT
                           QUARTER ENDED JUNE 30, 2000

                                    CONTENTS


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              June 30, 2000 and September 30, 1999.............................1

              Condensed Consolidated Statements of Operations
              Three and Nine Months Ended June 30, 2000 and June 30, 1999......2

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended June 30, 2000 and June 30, 1999................3

              Notes to Financial Statements....................................4

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition.............................................13

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................26

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits                                                   26

              (b)  Reports on Form 8-K........................................26

Index to Exhibits.............................................................31

                             SOFTQUAD SOFTWARE, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                     June 30, 2000    September 30, 1999
                                                                                     -------------    ------------------
                                                                                     (unaudited)             (1)
ASSETS
Current
         Cash and short term deposits                                                  $     19,659      $        727
         Accounts receivable                                                                    735               590
         Inventory                                                                               74                22
         Prepaid expenses and deposits                                                          467               137
                                                                                       ------------      ------------
                  Total Current Assets                                                       20,935             1,476
Deferred financing costs                                                                         --                54
Capital assets                                                                                  775               233
Goodwill                                                                                         30                41
                                                                                       ------------      ------------
                  TOTAL ASSETS                                                         $     21,740      $      1,804
                                                                                       ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                 $      1,184      $        347
      Accrued liabilities                                                                     1,174               480
      Deferred revenue                                                                           88                30
      Current portion of notes payable                                                           --               698
                                                                                       ------------      ------------
                  Total Current Liabilities                                                   2,446             1,555
Notes Payable                                                                                    --               100
                                                                                       ------------      ------------
                  Total Liabilities                                                           2,446             1,655
                                                                                       ------------      ------------
Shareholders' Equity
Share Capital
   Preferred stock, par value $0.001 per share
      Authorized:  25,000,000 shares
      Issued and outstanding:
         Class A:  1,473,405 at June 30, 2000; none at September 30, 1999                         1                --
         Class B:  1,722,222 at June 30, 2000; none at September 30, 1999                         2                --
   Special voting stock, par value $0.001 per share
      Authorized:  1 share
      Issued and outstanding:  1 at June 30, 2000; none at September 30, 1999                    --                --
   Common stock, par value $0.001 per share                                                      --                --
      Authorized:  50,000,000 shares
      Issued and outstanding:
      12,473,472 at June 30, 2000(2); 8,993,890 at September 30, 1999                         3,444             3,559
   Warrants to purchase common stock                                                          3,980                --
   Special warrants to acquire common stock                                                  13,310                --
Additional Paid-In-Capital                                                                    5,543                --
Deferred Stock Compensation Expense                                                            (335)             (358)
Accumulated Other Comprehensive Income                                                           48                31
Deficit                                                                                      (6,699)           (3,083)
                                                                                       ------------      -------------
                  Total Shareholders' Equity                                                 19,294               149
                                                                                       ------------      ------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $     21,740      $      1,804
                                                                                       ============      ============

-------------

(1) The balance sheet at September 30, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) Includes 5,773,605 exchangeable shares of SoftQuad Acquisition Corp. See
Note 3.

            See Notes to Condensed Consolidated Financial Statements.

                             SOFTQUAD SOFTWARE, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share information)
                                   (unaudited)

                                                           Three Months Ended                  Nine Months Ended
                                                                June 30,                           June 30,
                                                    ------------------------------     ------------------------------
                                                          2000             1999              2000             1999
                                                    ------------      ------------     ------------      ------------
REVENUES
  Licenses                                              $    907          $    707         $  2,857          $  2,410
  Services                                                     8              --                 33                --
                                                    ------------      ------------     ------------      ------------
TOTAL REVENUES                                               915               707            2,890             2,410
                                                    ------------      ------------     ------------      ------------
COST OF REVENUES
  Licenses                                                   145                87              410               426
  Services                                                    80                32              254                32
                                                    ------------      ------------     ------------      ------------
TOTAL COST OF REVENUES                                       225               119              664               458
                                                    ------------      ------------     ------------      ------------
GROSS PROFIT                                                 690               588            2,226             1,952
                                                    ------------      ------------     ------------      ------------
EXPENSES
  Selling and marketing                                    1,570               645            3,098             1,529
  Research and development                                   628               284            1,294               776
  General and administrative                                 737               243            1,566               859
                                                    ------------      ------------     ------------      ------------
                                                           2,935             1,172            5,958             3,164
                                                    ------------      ------------     ------------      ------------
LOSS BEFORE OTHER
(INCOME) EXPENSES                                         (2,245)             (584)          (3,732)           (1,212)

OTHER (INCOME) EXPENSES                                     (212)               45             (117)               45
                                                    ------------      ------------     -------------     ------------

NET LOSS                                                $ (2,033)         $   (629)        $ (3,615)         $ (1,257)
                                                    ============      ============     ============      ============

LOSS PER SHARE-BASIC                                    $  (0.16)         $  (0.11)        $  (0.34)         $  (0.32)
                                                    ============      ============     ============      ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING(1)                                 12,668,960         5,626,168       10,717,174         3,937,932
                                                    ============      ============     ============       ===========

------------------

(1) Includes 5,773,605 exchangeable shares of SoftQuad Acquisition Corp. See
Note 3.

            See Notes to Condensed Consolidated Financial Statements.

                             SOFTQUAD SOFTWARE, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                  June 30, 2000         June 30, 1999
                                                                                  -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $     (3,615)        $    (1,257)
Adjustments to reconcile net loss to net cash used for operating activities
     Compensation recorded on stock options                                                 113                  --
     Amortization of capital assets                                                         134                  45
     Amortization of goodwill                                                                11                  --
     Amortization of deferred financing costs                                                54                  --
                                                                                  -------------         -----------
                                                                                         (3,303)             (1,212)
Changes in non-cash operating working capital items
     Accounts receivable                                                                   (145)               (198)
     Inventory                                                                              (52)                 63
     Prepaid expenses and deposits                                                         (330)                (53)
     Accounts payable and accrued liabilities                                             1,529                 136
     Deferred revenue                                                                        58                   1
                                                                                  -------------         -----------
Net cash used in operating activities                                                    (2,243)             (1,263)
                                                                                  -------------         -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of capital assets                                                            (676)                 --
                                                                                  -------------         -----------

Net cash used in investing activities                                                      (676)                 --
                                                                                  -------------         -----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Issuance of share capital                                                           22,631               1,750
     Repayment of notes payable                                                            (797)                 98
                                                                                  --------------        -----------

 Net cash provided by financing activities                                               21,834               1,848
                                                                                  -------------         -----------

FOREIGN EXCHANGE                                                                             17                 (53)
                                                                                  -------------         -----------

NET CASH INFLOW                                                                          18,932                 532

CASH POSITION, BEGINNING OF PERIOD                                                          727                  --
                                                                                  -------------         -----------

CASH POSITION, END OF PERIOD                                                       $     19,659         $       532
                                                                                  =============         ===========

CASH INCLUDES THE FOLLOWING:
         Cash                                                                      $        786         $       532
         Short-term deposits                                                             18,873                  --
                                                                                  -------------         -----------
                                                                                   $     19,659         $       532
                                                                                  =============         ===========
SUPPLEMENTARY FINANCIAL INFORMATION
        Interest paid                                                              $         30         $        --
        Interest received                                                          $        231         $        --

            See Notes to Condensed Consolidated Financial Statements.

                             SOFTQUAD SOFTWARE, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999

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

      As a result of the application of reverse takeover accounting:

           i. the condensed consolidated financial statements of the combined entity (including statements of shareholders' equity) are issued under the name of the Company, but are considered a continuation of the financial statements (and statements of shareholders' equity) of FinanceCo and its consolidated subsidiaries, SoftQuad Acquisition Corp. ("SAC") and SoftQuad Canada (the operating company); and

           ii. the assets and liabilities in the condensed consolidated financial statements are included at their historical carrying values.

      In the opinion of management, the financial statements and the related notes included herein present fairly, in all material respects, the financial position and quarterly results of operations of the Company and its wholly owned subsidiaries as at and for the three and nine month periods ended June 30, 2000. The stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods.

NOTE 2.  REVENUE RECOGNITION

      In fiscal 2000, The Company adopted Statement of Position (98-9) "Modifications of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions" ("SOP 98-9"). The Company believes that the adoption of SOP 98-9 does not have a significant impact on the Company's results of operations.

      Revenue from software products and licenses is generally recognized upon shipment if an agreement exists with a fixed or determinable fee, provided collection is determined to be probable and no significant obligations remain.

      The Company provides for estimated future returns at the time the related revenue is recorded.

      Revenue from support and software maintenance agreements is initially recorded as deferred revenue and recognized as revenue over the term of the agreement. The related expenses are expensed as incurred.

NOTE 3.  SHAREHOLDERS' EQUITY

      The Company's authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and one share of special voting stock, $0.001 par value.

DESCRIPTION OF CAPITAL STOCK

COMMON STOCK

         As of August 10, 2000, there were 12,473,472 shares of common stock issued and outstanding, including 5,773,605 shares reserved for issuance upon the exchange of exchangeable shares of the Company's subsidiary, Softquad Acquisition Corp. ("SAC"), which are described below.

         The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding.

PREFERRED STOCK

      As of August 10, 2000, there were 1,473,405 shares of Class A preferred stock and 1,722,222 shares of Class B preferred stock issued and outstanding.

      The shares of Class A preferred stock and Class B preferred stock are convertible at any time at the option of the holder, on a one-for-one basis, for shares of common stock. The number of shares of common stock into which Class A preferred stock and Class B preferred stock is convertible is subject to adjustment or modification in the event of a stock split or other change to the Company's capital structure so as to maintain the initial one-to-one relationship between the shares of such preferred stock and the common stock. The holders of Class A preferred stock and Class B preferred stock are entitled to the number of votes per share equal to the number of share of common stock into which such preferred stock is convertible on all matters to be voted on by the stockholders. With respect to dividends, Class A preferred stock and Class B preferred stock rank equally with each other and the common stock. With respect to distributions upon liquidation, the holders of Class A preferred stock and Class B preferred stock are entitled to receive an initial preferred distribution before any payment is made in respect of share of common stock of $1.3574 and $2.9032 per share, respectively.

SPECIAL VOTING STOCK

      As of August 10, 2000, the one authorized share of special voting stock has been issued to Montreal Trust Company of Canada in its capacity as trustee for the benefit of holders of exchangeable shares of SAC. The special voting share is the vehicle through which holders of exchangeable shares are able to exercise their voting rights, as described below under "Exchangeable Shares of SoftQuad Acquisition Corp." The special voting stock has attached to it a number of votes equal to the number of exchangeable shares outstanding from time to time (other than exchangeable shares held by the Company or its affiliates), which votes may be cast at any meeting at which common stockholders are entitled to vote. When all exchangeable shares are held by the Company or its affiliates (as a consequence of their redemption or repurchase), the special voting share will be cancelled.

EXCHANGEABLE SHARES OF SAC

      As of August 10, 2000, there were 5,773,605 exchangeable shares of SAC (the Company's subsidiary) issued and outstanding. The exchangeable shares were issued to certain Canadian shareholders of SoftQuad Canada in exchange for their shares of SoftQuad Canada in connection with the acquisition by the Company of all of the outstanding shares of SoftQuad Canada. The exchangeable shares have economic and voting rights functionally equivalent to shares of the Company's common stock, and were issued to Canadian shareholders in lieu of shares of the Company's common stock because of Canadian tax considerations.

      The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, for shares of the Company's common stock. The Company has entered into the voting and exchange trust agreement with respect to the exchangeable shares with SAC and Montreal Trust Company of Canada, as trustee for the exchangeable shareholders. By furnishing instructions to the trustee under the voting and exchangeable trust agreement, holders of the exchangeable shares are able to exercise essentially the same voting rights as they would have if they had exchanged their exchangeable shares for shares of the Company's common stock. Holders of exchangeable shares are also entitled to receive from SAC dividends payable in Canadian dollars that are economically equivalent to any cash dividends paid by the Company on the common stock. The exchangeable shares are subject to adjustment or modification in the event of a stock split or other change to the Company's capital structure so as to maintain the initial one-to-one relationship between the exchangeable shares and the common stock.

      Pursuant to the support agreement between the Company and SAC, the Company made the following covenants for so long as any exchangeable shares (other than exchangeable shares owned by the Company or its affiliates) remain outstanding:

      o the Company will not declare or pay dividends on its common stock unless SAC is able to declare and pay and simultaneously declares and pays an equivalent dividend on the exchangeable shares;

      o the Company will advise SAC in advance of the declaration of any dividend on its common stock and ensure that the declaration date, record date and payment date for dividends on the exchangeable shares are the same as those for the corresponding dividend on its common stock;

      o the Company will ensure that the record date for any dividend declared on its common stock is not less than ten business days after the declaration date of such dividend; and

      o the Company will take all actions and do all things reasonably necessary or desirable to enable and permit SAC, in accordance with applicable law, to pay to the holders of the exchangeable shares the applicable amounts in the event of a liquidation, dissolution or winding-up of SAC, a retraction request by a holder of exchangeable shares or a redemption of exchangeable shares by SAC.

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

OPTIONS

      As of August 10, 2000, there were options outstanding to purchase 4,223,700 shares of common stock with a weighted average exercise price per share of $2.0615

SPECIAL WARRANTS

      As of August 10, 2000, 2,951,420 special warrants were outstanding, all of which were held by Canadian residents. Each special warrant entitles the holder thereof to acquire one share of common stock for no additional consideration. The special warrants expire on the fifth business day following the date of effectiveness in the holder's province of residence of a prospectus qualifying the exercise of the special warrants into shares of common stock. The special warrants are exercisable at any time, and are automatically exercised immediately prior to their expiration. The special warrants were sold to certain Canadian purchasers in lieu of shares of the Company's common stock because of Canadian securities law considerations.

WARRANTS

      As of August 10, 2000, there were warrants outstanding to purchase 3,095,559 shares of common stock with a weighted average purchase price per share of $5.769. Warrants to purchase 663,033 shares expire on December 16, 2002, warrants to purchase 1,141,688 shares expire on February 28, 2003 and warrants to purchase 1,290,838 shares expire on the second anniversary of the effective date of the registration statement covering the shares underlying these warrants

SHAREHOLDERS' EQUITY TABLES

(a)      Change in Shareholders' Equity

      The following two tables summarize the changes in shareholders' equity as at June 30, 2000:



               Changes in Shareholders' Equity By Number of Shares
               ---------------------------------------------------

                                   (unaudited)

                                                                                         Shares
                                                                           Shares      Subject to      Shares
                                                           Preferred    Subject to      Special     Subject to
Date                                       Common Stock      Stock        Warrants      Warrants      Options         Total
---                                       ------------      -----        --------      --------      -------         -----

Balance at September 30, 1999              8,993,890            --             --             --     1,356,000     10,349,890
Issuances on:
  December 9, 1999                           215,385            --             --             --            --        215,385
  December 16, 1999                          736,702     1,473,405        663,033             --            --      2,873,140
  February 28, 2000                               --     1,722,222      1,041,668             --     2,032,500      4,796,390
  February 29, 2000                               --            --        100,000      1,000,000            --      1,100,000
  March 1, 2000                                   --            --             --             --       489,000        489,000
Shares resulting from merger on March 2,   2,200,000            --             --             --                    2,200,000
2000
  April 18/20, 2000                          200,010            --      1,268,478      1,906,660                    3,375,148
  May 29, 2000                               127,485            --             --                           --        127,485
  June 1, 2000                                    --            --             --             --       199,100        199,100
  June 5, 2000                                    --            --         22,380         44,760            --         67,140
Forfeited                                         --            --             --             --       (76,500)       (76,500)
                                          ----------     ---------      ---------      ---------     ---------     ----------
Balance at June 30, 2000                  12,473,472     3,195,627      3,095,559      2,951,420     4,000,100     25,716,178
                                          ==========     =========      =========      =========     =========     ==========

                    Changes in Shareholders' Equity By Value
                    ----------------------------------------
                                   (unaudited)

                                                                                       Shares
                                                                         Shares      Subject to
                                             Common      Preferred    Subject to      Special      Additional
Date                                          Stock        Stock        Warrants      Warrants    Paid-In-Capita    Total
----                                          -----        -----        --------      --------    --------------    -----
Balance at September 30, 1999              $ 3,114,074  $      --     $      --     $        --   $        --    $ 3,114,074
Issuances on
  December 9, 1999                              95,807         --            --              --            --         95,807
  December 16, 1999                                736      1,473       271,000              --     2,726,791      3,000,000
  February 28, 2000                                 --      1,722       281,000              --     4,717,278      5,000,000
  February 29, 2000                                 --         --        27,000       2,473,000            --      2,500,000
Shares resulting from merger on March 2,           140         --            --              --        45,860         46,000
2000
  April 18/20, 2000                                200         --      3,549,000     11,955,950       294,875     15,800,025
  May 29, 2000                                     127         --            --              --       217,569        217,696
  June 5, 2000                                                 --         50,000        285,700            --        335,700
                                            ----------    -------    -----------    -----------   -----------    -----------
                                             3,211,084      3,195      4,178,000     14,714,650     8,002,373     30,109,302
Compensation                                   446,000         --            --              --            --        446,000
Shares Issuance Costs                         (213,269)        --       (197,866)    (1,404,464)   (2,459,618)    (4,275,217)
                                            ----------    -------    -----------    -----------   -----------    -----------
Balance at June 30, 2000                    $3,443,815    $ 3,195    $ 3,980,134    $13,310,186   $ 5,542,755    $26,280,085
                                            ==========    =======    ===========    ===========   ===========    ===========

(b)  Stock Options

      The following tables summarize the status of stock options outstanding as June 30, 2000:

                            Summary of Stock Options
                            ------------------------
                                   (unaudited)
                                                                                                Number of
                                                                               Weighted          Shares
                                                                                Average        Subject to
                                                                            Exercise Price       Options
                                                                            --------------       -------

                    Balance October 1, 1999                                $    0.0057           1,356,000
                        Forfeited                                          $    0.9167             (76,500)
                        Granted                                            $    2.6536           2,720,600
                        Exercised                                                   --                  --
                                                                                                 ---------
                    Balance June 30, 2000                                                        4,000,100
                                                                                                 =========
                    Weighted average fair value of options granted                               $  1.7522
                                                                                                 =========



                               Outstanding Options
                               -------------------
                                   (unaudited)
                                   -----------

                                      Remaining               Number of Shares        Number of Shares Subject
       Exercise Price          Calculated Life in Years      Subject to Options        to Exercisable Options
       --------------          ------------------------      ------------------        ----------------------
       $ 0.0013                          9.0                      1,050,000                   420,000
       $ 0.2310                          9.0                        274,500                        --
       $ 0.0066                         10.0                        500,000                        --
       $ 1.4400                         10.0                      1,542,500                        --
       $ 7.5000                         10.0                        633,100                        --
                                                                  ---------                   -------
                                        Total                     4,000,100                   420,000
                                                                  =========                   =======

(c)  Warrants and Special Warrants

      The following tables summarize warrants and special warrants outstanding as at June 30, 2000:

                                    Warrants
                                    --------
                                   (unaudited)
                                                                          Number of
                                                                       Shares Subject
                                                                         to Warrants              Value
                                                                         -----------              -----
Outstanding warrants to purchase shares of common stock at
$1.44 per share, expiring December 10, 2002                                  663,033             $271,000

Outstanding warrants to purchase shares of common stock at
$1.53 per share, expiring February 28, 2003                                1,041,668              281,000

Outstanding warrants to purchase shares of common stock at
$2.50 per share, expiring February 29, 2003                                  100,000               27,000

Outstanding warrants to purchase shares of common stock at $7.50 per share, expiring on the second anniversary of the effective date of a registration statement covering the
underlying shares                                                            215,143            1,205,000

Outstanding warrants to purchase shares of common stock at $12.50 per share, expiring on the second anniversary of the effective date of a registration covering the underlying
shares                                                                     1,075,715            2,394,000
                                                                           ---------           ----------
                                                                           3,095,559            4,178,000
Cost of Issuance                                                                  --             (197,866)
                                                                           ---------           ----------
Total                                                                      3,095,559           $3,980,134
                                                                           =========           ==========


                                Special Warrants
                                ----------------
                                   (unaudited)
                                                                     Number of Shares
                                                                        Subject to
                                                                     Special Warrants             Value
                                                                     ----------------             -----
Outstanding special warrants to acquire shares of common
stock                                                                    2,951,420             $14,714,650
Cost of Issuance                                                                --              (1,404,464)
                                                                         ---------             -----------
Total                                                                    2,951,420             $13,310,186
                                                                         =========             ===========

NOTE 4.  LOSS PER SHARE

      Basic loss per share is based on the weighted effect of all shares of common stock issued and outstanding and is calculated by dividing net loss available to common stockholders by the weighted average shares outstanding during the period. Diluted loss per share has not been presented because the effect of the assumed exercise or conversion of the Company's convertible preferred stock, and options and warrants to purchase common stock, is antidilutive due to the Company's net loss for the indicated period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock used in the basic net loss per share calculation plus the number of shares of common stock that would be issued assuming conversion of all potentially dilutive derivative securities outstanding.

      The following table presents the calculation of basic loss per share of common stock (in thousands, except per share data):

                                                                     Three Months Ended      Three Months Ended
                                                                       June 30, 2000           June 30, 1999
                                                                       -------------           -------------
                                                                        (unaudited)             (unaudited)
Historical:
     Net loss applicable to common stockholders                    $     (2,033)           $       (629)
     Weighted average shares                                             12,669(1)                5,626
     Basic loss per share                                                ($0.16)                 ($0.11)

-------------------
(1)  Includes 5,773,605 exchangeable shares of SAC.


NOTE 5.  OTHER COMPREHENSIVE INCOME

                           Other Comprehensive Income
                           --------------------------
                                   (unaudited)

                   Balance at December 31, 1999               $       70,405

                   Foreign currency translation                      (22,563)
                                                              --------------

                   Balance at June 30, 2000                   $       47,842
                                                              ==============

                   Balance at December 31, 1998               $      150,297

                   Foreign currency translation                       32,534
                                                              --------------
                   Balance at June 30, 1999                   $      182,831
                                                              ==============



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

      In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B). SAB 101B amends Staff Accounting Bulleting No. 101 "Revenue Recognition in Financial Statements" (SAB 101") to further defer the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, which was previously deferred by Staff Accounting Bulletin No. 101A "Amendment: Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Changes in the Company's revenue recognition policy resulted from the interpretation of SAB 101 would be reported as a change in accounting principle. The change in revenue recognition policy could result in a cumulative adjustment in the quarter the Company adopts SAB 101. Although, the Company has not fully assessed the implications of SAB 101, management does not believe the adoption of this statement will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto as at and for the three months ended June 30, 2000 and 1999 contained elsewhere in this quarterly report on form 10-QSB. In this report, "we," "us" and "our" refer to the business that is owned and conducted by SoftQuad Software, Ltd. and its subsidiaries and that was previously owned and conducted by their predecessors.

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

OVERVIEW

      SoftQuad'r' is a leading developer of software products for the creation and management of content in XML. XML (eXtensible Markup Language) is a language for the exchange of data on the World Wide Web that is a rapidly emerging standard for business-to-business ("B2B") e-commerce. Our XMetaL'r' product is an advanced, yet easy-to-use, XML content creation solution that allows authors throughout an organization to create and adapt content for use in e-commerce, e-publishing and knowledge management applications. Our MarketAgility'TM' product (which we plan to release in September 2000) is an XML-based content delivery solution that gives suppliers more control over the collection, processing and real-time delivery of product information in XML to e-marketplaces and e-procurement systems.

      While we currently are focusing our efforts towards our XML products, we have derived and will continue to derive significant portions of our revenues from HoTMetaL'r', our HTML-based Web page creation and management tool. In recent quarters, total HoTMetaL revenues world-wide have declined and HoTMetaL has lost market share to competitors. We expect revenues from HoTMetaL to continue to decline and revenues from our XML products to grow.

      We generate our revenues from product sales, license fees and maintenance and support contracts. We have not yet realized any revenue from product solution services. Product solution services include integration of software, application development, training and software installation. We expect to begin to generate revenue from product solution services in the next six months as the mix of product sales changes from HoTMetal to XMetaL and MarketAgility. We recognize revenues from product and license agreements on product delivery if an agreement exists with a fixed or determinable fee and collection of the related receivable is reasonably assured. Service revenue consists of fees for product solution services and from maintenance and support agreements. Revenue from maintenance and support agreements is initially recorded as deferred revenue and recognized as revenue over the term of the agreement. Our cost of revenues includes costs to manufacture, package, and distribute our products and related documentation, royalty payments to third parties, payments to vendors and inventory write-downs, as well as personnel and other expenses, if any, related to providing product solution services and customer support services.

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our development, sales and marketing and product solution services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception. As of June 30, 2000, we had an accumulated deficit of approximately $6.7 million.

      We believe that our future success depends on XML technology and our XMetaL and MarketAgility products. We plan to increase our operating expenses and expect to continue to incur substantial operating losses for at least the next 18 months.

      Because our business has historically been carried on by entities other than SoftQuad Software, Ltd., the historical financial results described in this section are primarily the results of:

      o SoftQuad Software Inc., our Ontario operating subsidiary, for the fiscal year ended September 30, 1999 and for the nine months ended June 30, 1999 and 2000; and

      o the Web division of a subsidiary of NewKidCo International Inc. for the nine-month period ended September 30, 1998 and the calendar year ended December 31, 1997.

OUR HISTORY AND CORPORATE STRUCTURE

      COMMENCEMENT OF OUR BUSINESS

      We commenced our business in 1986 under the name SoftQuad Inc. During the 1980s, we developed software products based on SGML (Standard Generalized Markup Language), the predecessor of XML. In 1992, SoftQuad Inc. was acquired by SoftQuad International Inc. (now renamed NewKidCo International Inc.), which is a publicly-traded company listed on the Toronto Stock Exchange. During the early 1990s, we began to focus on HTML-based software, culminating with the launch in 1993 of HoTMetaL. In 1996, members of our management identified a need for a more versatile language than HTML and began to work, together with representatives of other technology companies, on developing XML.

      ESTABLISHMENT OF SOFTQUAD CANADA

      In August 1998, certain members of our management organized a management buyout of substantially all of the assets and liabilities of SoftQuad Inc. and 100% of the shares of SoftQuad UK Limited, which was SoftQuad International Inc.'s European subsidiary. To facilitate the buyout, on August 7, 1998, they established SoftQuad Software Inc., an Ontario (Canada) corporation ("SoftQuad Canada"). SoftQuad Canada completed the buyout on October 1, 1998. The assets acquired in the buyout included, among other things, the rights to the name "SoftQuad." In May 1999, we launched XMetaL.

      ESTABLISHMENT OF FINANCECO

      In December 1999, a Toronto-based investment dealer agreed to act as agent in facilitating private placement financings of SoftQuad Canada. Pursuant to this agreement, money was first funded by investors to a new Delaware corporation formed to facilitate the financings ("FinanceCo") in exchange for FinanceCo stock and warrants. As of January 17, 2000, FinanceCo entered into agreements with the securityholders of SoftQuad Canada to acquire all of the outstanding securities of SoftQuad Canada through FinanceCo's subsidiary, SoftQuad Acquisition Corp., an Ontario (Canada) corporation ("SAC"). Pending completion of that acquisition, FinanceCo loaned the proceeds of completed financings to SoftQuad Canada for operating purposes.

      MERGER WITH THE AMERICAN SPORTS MACHINE, INC.

      On March 2, 2000, FinanceCo merged with and into The American Sports Machine, Inc., a Florida corporation ("ASM"). ASM was organized on June 2, 1995 but, at the time of the merger, had not engaged in an active trade or business other than to seek to merge with a private operating company. At the time of the merger, ASM's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, and its common stock was quoted on the OTC Bulletin Board under the symbol "AMRR." Upon the merger, the separate corporate existence of FinanceCo terminated and ASM continued as the surviving entity. Under the terms of the merger agreement, ASM agreed to seek stockholder approval to rename the merged company SoftQuad Software, Ltd. and to redomicile it to Delaware. In connection with the merger, the securityholders of FinanceCo exchanged their securities for equivalent securities of ASM.

      COMPLETION OF THE CANADIAN ACQUISITION

      On April 5, 2000, ASM completed its acquisition of all of the outstanding securities of SoftQuad Canada. In the acquisition, (i) two holders of common shares of SoftQuad Canada exchanged (on a one-for-one basis) their common shares of SoftQuad Canada for shares of ASM's common stock, (ii) because of Canadian tax considerations, the remaining Canadian holders of common shares of SoftQuad Canada exchanged (on a one-for-one basis) their common shares of SoftQuad Canada for exchangeable shares of SAC (which have voting and economic rights functionally equivalent to, and are exchangeable on a one-for-one basis with, shares of our common stock), and (iii) each holder of an option to acquire common shares of SoftQuad Canada exchanged such option for an option issued by ASM with equivalent terms.

      REDOMICILING TO DELAWARE

      To facilitate ASM's redomiciling to Delaware and the change of its name, on March 7, 2000, ASM formed a new Delaware corporation named SoftQuad Software, Ltd. On April 10, 2000, ASM merged with and into this new subsidiary, upon which the separate corporate existence of ASM terminated, and SoftQuad Software, Ltd. continued as the surviving entity.

      OUR CURRENT CORPORATE STRUCTURE

      We currently conduct our operations through SoftQuad Canada and its wholly-owned subsidiary, SoftQuad UK Limited. All of the common shares of SoftQuad Canada are owned by SAC, and all of the common shares of SAC are owned by SoftQuad Software, Ltd.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

      REVENUE

      Total revenue increased from $707 thousand in the three months ended June 30, 1999 to $915 thousand in the three months ended June 30, 2000, representing a 29% increase in revenue. This increase is attributable to an increase in license, support and maintenance fee revenues from XMetaL (which was initially launched in May 1999) which was partially offset by a decrease in HoTMetaL's product license revenue. For the three months ended June 30, 2000, revenue generated from XMetaL and HoTMetaL was 45% and 55% respectively, compared with 11% and 89% respectively in the third quarter of fiscal 1999. We expect HoTMetaL's produce license revenues, both in absolute dollars and their proportionate share of total revenues, to decline over the next several quarters.

      We categorize our geographic information into two major market regions: the Americas and Europe. In the third quarter of fiscal 2000, revenue generated from the Americas and Europe was 55% and 45%, respectively, compared with 70% and 30% for the third quarter of fiscal 1999.

      COST OF REVENUES

      Cost of revenues increased from $119 thousand for the three months ended June 30, 1999 to $225 thousand for the three months ended June 30, 2000, reflecting higher costs associated with product solution services and customer support services. For the three months ended June 30, 1999, cost of revenues represented primarily HoTMetaL production costs which were decreasing during the period in anticipation of the release of a new version. We expect cost of revenues to increase as we continue to invest in product solution services and customer support services by hiring and training new personnel in anticipation of service revenue associated with XMetaL and MarketAgility.

      SALES AND MARKETING

      Sales and marketing expenses increased from $645 thousand in the three months ended June 30, 1999 to $1.6 million for the three months ended June 30, 2000. The increase is primarily attributable to an increase in sales and marketing personnel and the increased marketing program expenditures associated with XMetaL. In the three months ended June 30, 2000, we increased our headcount by 14 sales and marketing personnel. We expect sales and marketing spending will increase in absolute dollars as we continue to increase our presence in the e-commerce markets.

      RESEARCH AND DEVELOPMENT

      Research and development expenses increased from $284 thousand in the three months ended June 30, 1999 to $628 thousand for the three months ended June 30, 2000. The increase is primarily attributable to an increase in personnel related costs largely related to the development of our XMetaL and MarketAgility products. For the three months ended June 30, 2000, we increased our headcount by 4 research and development personnel.

      We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that research and development expenses will increase in absolute dollars in future periods. To date, all software development costs have been expensed in the period incurred.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased from $243 thousand in the three months ended June 30, 1999 to $737 thousand for the three months ended June 30, 2000. The increase is primarily attributable to increased personnel related costs, costs of legal, accounting and other professional services, and facility expenses necessary to support our expanding operations. In the three months ended June 30, 2000, we increased our headcount by 4 general and administrative personnel. We expect that general and administrative spending will increase in absolute dollars to support ongoing administrative infrastructure.

      NET LOSS

      Our net loss increased from $629 thousand or $0.11 per share for the three months ended June 30, 1999 to $2.0 million or $0.16 per share for the three months ended June 30, 2000, reflecting that our higher gross profit earned in the three months ended June 30, 2000 was offset by higher operating expenses for the same period. We expect to incur net losses for at least the next 18 months.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JUNE 30, 2000 AND 1999

      REVENUE

      Total revenue increased to $2.9 million in the nine months ended June 30, 2000 from $2.4 million in the nine months ended June 30, 1999, representing a 21% increase in revenue. This increase is attributable to an increase in license, support and maintenance fee revenues from XMetaL (which was initially launched in May 1999) which was partially offset by a decrease in HoTMetaL's product license revenue. For the nine months ended June 30, 2000, revenue generated from XMetaL and HoTMetaL was 41% and 59% respectively compared with 18% and 82% of revenue generated from HoTMetaL in the third quarter of fiscal 1999.

      We categorize our geographic information into two major market regions: the Americas and Europe. In the nine month period ended June 30, 2000, revenue generated from the Americas and Europe was 58% and 42%, respectively, compared with 70% and 30% in the nine month period ended June 30, 1999.

      COST OF REVENUES

      Cost of revenues increased from $458 thousand for the nine months ended June 30, 1999 to $664 thousand for the nine months ended June 30, 2000, reflecting higher costs associated with product solution services and customer support services. For the nine months ended June 30, 1999, cost of revenues represented primarily HoTMetaL production costs that were decreasing during the period in anticipation of the release of a new version. We expect cost of revenues to increase as we continue to invest in product solution services and customer support services by hiring and training new personnel in anticipation of service revenue associated with XMetaL and MarketAgility.

      SALES AND MARKETING

      Sales and marketing expenses increased from $1.5 million in the nine months ended June 30, 1999 to $3.1 million for the nine months ended June 30, 2000. The increase is primarily attributable to an increase in sales and marketing personnel and the increased marketing program expenditures associated with XMetaL.

      RESEARCH AND DEVELOPMENT

      Research and development expenses increased from $776 thousand to $1.3 million for the nine months ended June 30, 1999 and June 30, 2000. Research and development costs have continued to increase due to increases in personnel related costs largely related to the development of our XMetaL and MarketAgility products.

      We expect to increase research and development expenses in absolute dollars in future periods because we believe that continued investment in research and development is critical to attaining our strategic objectives. To date, all software development costs have been expensed in the period incurred.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased from $859 thousand in the nine months ended June 30, 1999 to $1.6 million for the nine months ended June 30, 2000. The increase is primarily attributable to increased personnel related costs, legal, accounting and other professional services, and facility expenses necessary to support our expanding operations.

      NET LOSS

      Our net loss increased from $1.3 million or $0.32 per share for the nine months ended June 30, 1999 to $3.6 million or $0.34 per share for the nine months ended June 30, 2000, reflecting our lower gross profit earned in the nine months ended June 30, 2000 coupled with higher operating expenses for the same period. We expect to incur net losses for the foreseeable future.

      LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity and debt securities. From December 1999 through June 2000, we raised approximately $22.6 million in net proceeds from equity financings in order to expand our sales and marketing and product development efforts and support our administrative infrastructure.

      For the nine months ended June 30, 2000 and 1999, net cash used for operating activities was $2.2 million and $1.3 million respectively. For the nine months ended June 30, 2000 and 1999 respectively, the increase in cash used for operating activities was primarily due to net loss of $3.6 million and $1.3 million respectively, offset by changes in operating working capital.

      Net cash used in investing activities was $676 thousand and $nil for the nine months ended June 30, 2000 and 1999, respectively. Cash used in investing activities for the nine months ended June 30, 2000 related to the purchase of capital assets, mainly computer hardware and software. At June 30, 2000, we did not have any material commitments for capital expenditures.

      Net cash provided by financing activities amounted to $21.8 million and $1.8 million for the nine months ended June 30, 2000 and 1999, respectively. During the nine months ended June 30, 2000, net proceeds of $22.6 million were provided by the sale of equity to certain institutional and venture capital investors. We repaid a note payable of $797 thousand.

      At June 30, 2000, we had $19.7 million in cash and cash equivalents and working capital of $18.5 million. This compares to $532 thousand in cash and cash equivalents and working capital of $463 thousand as of June 30,1999.

      We do not have a line of credit for general operating expenses. We do have equipment lines of credit from vendors for certain office equipment. At June 30, 2000, we had no notes or loans payable outstanding.

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

RISK FACTORS

      You should carefully consider the following risks before investing in shares of our common stock. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information contained in this report, including our financial statements and the related notes.

      WE CANNOT ASSURE YOU THAT THE MARKET WILL ACCEPT OUR XMETAL AND MARKETAGILITY PRODUCTS

      We are focusing our business plan on our XMetaL and MarketAgility products and are therefore relying on the market success of these products to propel our growth in the near and medium term. Although we have been able to secure initial sales of the XMetaL product, we cannot assure you that existing customers will deploy XMetaL in larger numbers (which will require a significant commitment and investment of resources by these customers) or that XMetaL will be adopted by new customers or secure widespread market acceptance. Similarly, we cannot assure you that MarketAgility, which we plan to release in September 2000, will be adopted by customers or secure widespread market acceptance. The failure of XMetaL and MarketAgility to achieve meaningful market acceptance could have a material adverse effect on our business, operating results and financial condition.

      THE CHANGE IN OUR DIRECTION AND OPERATIONAL FOCUS FROM HTML PRODUCTS TO XML PRODUCTS MAY BE DIFFICULT TO MANAGE

      While we expect our revenue growth to be driven largely by XMetaL and MarketAgility, most of our past revenues have been derived from HoTMetaL. Target markets, sales, marketing and distribution models for HoTMetaL are quite different from the XMetaL and MarketAgility products and we will require different skills and business practices to market and support the XMetaL and MarketAgility products. Consequently, the transition from the HTML product focus to the XML product focus may be difficult to manage, and our business, operating results and financial condition could be materially adversely affected.

      RELIANCE ON DISTRIBUTION CHANNELS AND TECHNOLOGY PARTNERS MAY AFFECT SALES BECAUSE WE LACK CONTROL OVER THESE CHANNELS

      We rely on reseller, distribution and technology partners to support our own selling efforts. Some of these partners must have the expertise required to work with XML. Because XML is a relatively new technology, expertise is not widespread. If these partners fail to develop, do not acquire appropriate XML expertise or otherwise fail to adequately support our products, our business, operating results and financial condition could be materially adversely affected.

      IF WE ARE UNABLE TO MEET THE RAPID CHANGES IN XML CONTENT CREATION TECHNOLOGY OR A SUPERIOR OR MORE WIDELY ACCEPTED TECHNOLOGY IS DEVELOPED, OUR EXISTING PRODUCTS COULD BECOME OBSOLETE

      The market for our products is marked by rapid technological change, frequent product introductions and Internet-related technology enhancements, uncertain product life cycles, dynamic changes in client demands and constantly evolving industry standards. We cannot be certain that we will successfully develop and market new products or new product enhancements that respond to technological change, evolving industry standards or client requirements. Competing products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis. E-commerce technology, particularly XML content creation technology, is complex, and new products and product enhancements can require long development and testing periods. If we do not develop and release enhanced or new products on a timely basis, our business, operating results and financial condition could be materially adversely affected.

      WE FACE INTENSE COMPETITION

      The Internet content creation and e-market infrastructure software market is intensely competitive. Our clients' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

      Our principal competitors offering alternatives to XMetaL include Adobe, Corel, Arbortext, Excosoft and Stilo. The market for supply-side e-market infrastructure software, which MarketAgility targets, currently is fragmented, but we anticipate strong competition to develop from new entrants as well as existing software companies. HoTMetaL faces strong competition from vendors such as Microsoft's FrontPage, Macromedia's Dreamweaver and Adobe's GoLive. Most of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors (which may develop products with features similar to XMetaL and MarketAgility), such as Adobe, Macromedia and Microsoft, may bundle or price their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There are no significant barriers to entering the markets which XMetaL, MarketAgility and HoTMetaL serve.

      Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our software. We cannot be certain that we will be able to compete successfully with current or future competitors. If we fail to compete successfully against current or future competitors, our business, operating results and financial condition could be materially adversely affected.

      WE HAVE INCURRED AND EXPECT TO CONTINUE TO INCUR LOSSES

      We have not achieved profitability and we expect to incur net losses for at least the next 18 months. To date, we have funded our operations primarily from the sale of equity and debt securities and borrowings. We incurred losses of $1.3 million and $3.6 million for the nine months ended June 30, 1999 and 2000, and $2.9 million, $1.3 million and $1.6 million for the year ended December 31, 1997, the nine month period ended September 30, 1998 and the year ended September 30, 1999, respectively. As of June 30, 2000, our losses have resulted in an accumulated deficit of $6.7 million. We plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues do not increase along with these expenses, our net losses in a given quarter would be even greater than expected. We cannot be certain that we can sustain revenue growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

      OUR OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT

      We began operations in 1986. However, from 1992 to 1998, we operated as part of NewKidCo. In addition, we currently are transitioning our operations from supporting HoTMetaL to supporting XMetaL and MarketAgility. As a result, it is difficult for us to forecast operating expenses based on historical results. Accordingly, we base our anticipated expenses in part on projected future revenues. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than our projections. If revenues do not meet our projections, our business, operating results and financial condition could be materially adversely affected and net losses in any period would be even greater than expected.

      WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE

      Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

      o  Varying demand for our products and services;

      o Seasonal fluctuations, including those resulting from the introduction of new versions of our products or new products, our clients' calendar year budgeting cycles and slow summer purchasing patterns in Europe;

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

      Accordingly, we believe that quarter-to-quarter comparisons of our operating results are, and will continue for the foreseeable future to be, not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

      IN ORDER TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND GENERATE INCREASED REVENUE WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES

      We must expand our direct and indirect sales operations in order to increase market awareness of our products and generate increased revenue. We cannot be certain that we will be successful in this effort. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective clients. New employees require training and take time to achieve full productivity. We cannot be certain that our new employees will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. We also plan to expand our relationships with value-added resellers, systems integrators and other third-party resellers to build an indirect sales channel. In addition, we need to manage potential conflicts between our direct sales force and third party reselling efforts. Finally, XML expertise is often lacking in the value-added resellers, systems integrators and third-party resellers. Because individuals with XML expertise are in increasingly high demand, we cannot be certain that partners will be successful in acquiring XML expertise, either through training employees or by hiring experienced personnel.

      WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON HOTMETAL REVENUES

      We have derived and will continue to derive significant portions of our revenues from HoTMetaL. In recent quarters, worldwide HoTMetaL revenues have declined and HoTMetaL has lost market share. Although we have planned for HoTMetaL's absolute and proportionate share of total revenues to decline over the next several quarters, if HoTMetaL revenues were to decline faster than anticipated, our business, operating results and financial condition could be materially adversely affected.

      IF OUR INTERNATIONAL BUSINESS CONTINUES TO GROW IN ABSOLUTE DOLLARS AND AS A PERCENTAGE OF REVENUE, OUR BUSINESS WOULD BECOME INCREASINGLY SUSCEPTIBLE TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

      We expect revenue outside of North America to continue to account for a significant percentage of our total revenue in the future and we believe that we must continue to expand international sales in order to be successful. International operations are generally subject to a number of risks, including:

      o  Expenses associated with customizing products for foreign countries;

      o  Laws and business practices that favor local competition;

      o  Dependence on local vendors;

      o  Multiple, conflicting and changing governmental laws and regulations;

      o  Potentially adverse tax consequences;

      o  Difficulties in collecting accounts receivable; and

      o  Foreign currency exchange rate fluctuations.

      Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. In addition, while our financial results are currently reported in U.S. dollars, a significant portion of our sales are denominated in U.K. pounds sterling, the Euro and other currencies. Significant long-term fluctuations in relative currency values may adversely affect our consolidated results of operations. In particular, our consolidated results of operations may be adversely affected by a significant strengthening of the U.S. dollar against U.K. pounds sterling, the Euro or other currencies in which we generate revenues. To date, we have not engaged in any foreign exchange hedging transactions. We intend to consider entering into foreign exchange hedging transactions in the future, if appropriate.

      WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICES BUSINESS WHICH COULD AFFECT BOTH OUR RESULTS AND OUR ABILITY TO ASSIST OUR CLIENTS WITH THE IMPLEMENTATION OF OUR PRODUCTS

      We cannot be certain that we can attract or retain a sufficient number of the highly qualified personnel that our services business needs. Clients that license our XML software products may engage our professional services business to assist with support, training, consulting and implementation. Growth in our product sales therefore depends on our ability to provide our clients with these services and to educate third-party resellers on how to use our products. As a result, we plan to increase the number of service personnel to meet these needs. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of clients grows. We cannot be certain that our professional services business will ever achieve profitability. We generally bill our clients for our services on a "time and materials" basis. However, from time to time we enter into fixed-price contracts for services. We cannot be certain that our fees from these contracts will exceed the costs of providing the services. In addition, competition for qualified services personnel is intense. We are in a new market and there are a limited number of people who have the skills to provide the services that our clients demand.

      IN ORDER TO PROPERLY MANAGE GROWTH, WE NEED TO IMPLEMENT AND IMPROVE OUR OPERATIONAL SYSTEMS ON A TIMELY BASIS

      We have expanded our operations rapidly and we intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively and to execute our business plan, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition could be materially adversely affected.

      WE MAY BE ADVERSELY AFFECTED IF WE LOSE OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL, OR ARE UNABLE TO ATTRACT NEW KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL GENERALLY

      Our success depends largely on the skills, experience and performance of some key members of our management, including Roberto Drassinower, our President and Chief Executive Officer, and Peter Sharpe, our Chief Scientist. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. Also, our future success depends on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face intense competition for qualified personnel, particularly in the areas of engineering and technology as well as in sales and marketing. Many of our competitors for qualified personnel have greater resources than we have. We cannot be certain that we will be successful in attracting or retaining qualified personnel in the future.

      WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

      We believe that we can fund our planned operations for at least the next 20 months from our existing working capital. Nevertheless, we may need, or otherwise seek, to raise additional funds in the future to maintain and grow our business. We cannot assure you that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities, stockholders may experience dilution of their holdings. New equity securities may also have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

      WE DEVELOP COMPLEX SOFTWARE PRODUCTS SUSCEPTIBLE TO SOFTWARE ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, OR DELAYED OR LIMITED MARKET ACCEPTANCE

      Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues, a delay in market acceptance or other costs, which could have a material adverse effect on our business, operating results and financial condition. In our license and "shrinkwrap" agreements, we seek to limit liability for certain claims associated with product defects, but we cannot assure you that these limitations will be enforceable.

      OUR PRODUCT SHIPMENTS COULD BE DELAYED IF THIRD PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS IS NO LONGER AVAILABLE

      We integrate third-party software into our software. This third-party software may not continue to be available to us on commercially reasonable terms. If we cannot maintain licenses for key third-party software, such as Accusoft, Ipswitch Inc., Inxight and Ulead, shipments of our products could be delayed until equivalent software is developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

      OUR BUSINESS IS BASED ON PROPRIETARY RIGHTS TO OUR TECHNOLOGY, AND IF WE FAIL TO ADEQUATELY PROTECT THESE RIGHTS, OUR BUSINESS MAY BE SERIOUSLY HARMED

      We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our product from our competitors' products. The use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have no issued patents. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Accordingly, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary to enforce our intellectual property rights.

      WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT

      In recent years, there has been significant litigation in the United States involving claims of alleged infringement of patents and other intellectual property rights. We could incur substantial costs to defend any such litigation. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future as a result of an alleged infringement of other's intellectual property. If a claim of infringement of intellectual property rights was decided against us, we could be required to:

      o Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

      o Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or

      o  Redesign those products or services that incorporate such technology.

      ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF OUR COMPANY

      Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions include:

      o Authorizing our board of directors to fix the rights and preferences of and issue preferred stock;

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

     MATERIAL PROBLEMS AND COSTS ASSOCIATED WITH YEAR 2000 COMPLIANCE COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The "Year 2000" issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software products, IT and non IT systems may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business activities.

     Although our products and our internal IT and non-IT systems did not, as of August 10, 2000, seem to have any Year 2000 issues, we may experience material problems and costs with Year 2000 compliance that could adversely affect our business, results of operations and financial condition. In addition, while our customers have not, as of August 10, 2000, informed us that they have experienced any material Year 2000 compliance problems, they, as well as potential customers, may face Year 2000 compliance problems in the future. This may cause them to incur material costs to remedy problems or even face litigation costs. In either case, Year 2000 issues could reduce or eliminate funds that current or potential customers would otherwise use to purchase our products and services. As a result, our business, results of operations or financial condition could be materially adversely affected.

RISKS RELATED TO THE INTERNET INDUSTRY

      OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF THE INTERNET FOR COMMERCE AND XML

      Our future success depends heavily on the Internet and XML technology being speedily accepted and widely used for commerce. Any of the following circumstances could have a materially adverse effect on our business, operating results and financial condition:

      o E-commerce or the use of XML for e-commerce do not continue to grow or grow more slowly than expected.

      o Consumers or businesses reject the Internet as a viable commercial medium.

      o E-commerce businesses are unable to achieve adequate profitability or are unable to raise additional capital.

      o The Internet infrastructure is not able to support the demands placed on it by increased Internet usage and bandwidth requirements.

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

      OUR PERFORMANCE WILL DEPEND ON THE NEW MARKET FOR XML-BASED SOFTWARE PRODUCTS AND E-MARKET INFRASTRUCTURE SOFTWARE SOLUTIONS

      The market for XML-based software products and e-market infrastructure software products is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services and may be reluctant to alter those patterns or to provide personal data in connection with purchasing goods over the Internet. Any of these factors could inhibit the growth of online business generally and the market's acceptance of our products and services in particular.

      LAWS AND REGULATIONS COULD EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF E-COMMERCE

      Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. The governments of other states or foreign countries might attempt to regulate Internet communications, commerce and advertising or levy sales or other taxes relating to these activities. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. Governmental bodies have not yet determined in many instances whether and how existing laws such as those governing intellectual property, privacy, libel, taxation and antitrust apply to the Internet and e-commerce. For example, the U.S. Federal Trade Commission is currently examining whether B2B e-commerce exchanges may create opportunities for collusion and price-fixing that violate antitrust laws. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be materially adversely affected by the adoption, modification or enforcement of laws or regulations relating to the Internet and e-commerce.

RISK RELATED TO THE SECURITIES MARKETS

      OUR STOCK PRICE IS HIGHLY VOLATILE

      The market price of our common stock has been highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Future market prices may fluctuate significantly in response to the following factors, some of which are beyond our control:

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

      POSSIBILITY OF WIDE PRICE SWINGS AND INACCURATE PRICING INFORMATION COULD CREATE A RISK THAT YOU WILL NOT BE ABLE TO ACCURATELY ASSESS THE MARKET VALUE OF OUR COMMON STOCK

      While our stock trades over-the-counter and is quoted on the OTC Bulletin Board, a relative lack of liquidity or volume and the participation of only a few market makers makes it more likely that wide fluctuations in the quoted price of our common stock could occur. As a result, there is a risk that you will not be able to obtain accurate price quotes or be able to correctly assess the market price of your stock. Increases in the volatility could also make it more difficult to pledge the common stock as collateral, if you sought to do so, because a lender might also be unable to accurately value the common stock.

      SUBSTANTIAL SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK
      PRICE

      Sales of a substantial number of shares of common stock by securityholders in a registered offering (under registration statements filed pursuant to registration rights agreements or otherwise), or pursuant to Rule 144 or other exemptions from registration that may be available under the Securities Act of 1933, could drive the market price of our common stock down by introducing a large number of shares into a market in which there is a relatively small number of shares publicly traded and the price is already volatile. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

      WE MAY BECOME SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S PENNY STOCK RULES

      We may become subject to the SEC's penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in that security is provided by the exchange system). Unless exempt, the penny stock rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, the rules require that broker-dealers send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of the burden placed on broker-dealers to comply with the penny stocks rules, you may have difficulty selling our common stock in the open market if the market price drops below $5.00 per share.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On April 5, 2000, we issued 3,435,670 shares of common stock to two U.S. persons, and SAC issued 5,773,605 exchangeable shares to Canadian persons in exchange for all of the outstanding shares of SoftQuad Canada. All of the issuances of securities were deemed to be exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act") and Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

      On April 18 and 20, 2000, we issued an aggregate of 200,010 shares of common stock to an institutional accredited investor for a purchase price per share of $7.50, special warrants to acquire 1,906,660 shares of common stock for no additional consideration at a purchase price per special warrants of $7.50, and warrants to purchase 1,053,335 shares of common stock at an exercise price of $12.50 per share, for gross proceeds of $15,800,025. The foregoing sales were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

      On June 5, 2000, we issued special warrants to acquire 44,760 shares of common stock for no additional consideration at a purchase price per special warrant of $7.50, and warrants to purchase 22,380 shares of common stock at an exercise price of $12.50 per share, for gross proceeds of $335,700. All of the foregoing issuances were deemed to be exempt from registration pursuant to Regulation S under the Securities Act and Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

      In addition, the agent in respect of the April 18, April 20 and June 5, 2000 private placements, received warrants to purchase 215,143 shares of common stock with an exercise price of $7.50 per share, exercisable at any time on or prior to the second anniversary of the date of effectiveness of the registration statement covering the underlying shares. The foregoing issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

      On May 29, 2000, we issued 88,409 shares of common stock to a financial advisor in consideration of advisory services provided pursuant to an advisory services agreement. The foregoing issuance was deemed to be exempt from registration pursuant to Regulation S under the Securities Act and Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

      On May 29, 2000, we issued 39,076 shares of common stock to an attorney in consideration of services rendered valued at $97,691 pursuant to an agreement dated February 29, 2000. The foregoing issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.


Exhibit
Number                             Description of Document
------                             -----------------------
3.1(1)           Restated Certificate of Incorporation of SoftQuad Software,
                 Ltd.

3.2*             Restated Bylaws of SoftQuad Software, Ltd.

4.1(2)           Support Agreement between SoftQuad Software, Ltd. and SoftQuad
                 Acquisition Corp., dated February, 2000

4.2*             Purchaser's Warrant to Purchase Shares of Common Stock of
                 SoftQuad Software, Ltd. pursuant to the Class A Convertible
                 Stock Purchase Agreement, dated December 9, 1999

4.3*             Agent's Warrant to Purchase Shares of Common Stock of SoftQuad
                 Software, Ltd. pursuant to the Class A Convertible Stock
                 Purchase Agreement, dated December 9, 1999


4.4* VC Advantage Limited Partnership's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B Convertible Stock Purchase Agreement, dated February
                 28, 2000

4.5* Hammock Group Ltd.'s Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B Convertible
                 Stock Purchase Agreement, dated February 28, 2000

4.6*             Agent's Warrant to Purchase Shares of Common Stock of SoftQuad
                 Software, Ltd. pursuant to the Class B Convertible Stock
                 Purchase Agreement with VC Advantage Limited Partnership, dated
                 February 29, 2000

4.7*             Agent's Warrant to Purchase Shares of Common Stock of SoftQuad
                 Software, Ltd. pursuant to the Class B Convertible Stock
                 Purchase Agreement with Hammock Group Ltd., dated February 29,
                 2000

4.8*             Agent's Warrant to Purchase Shares of Common Stock of SoftQuad
                 Software, Ltd. pursuant to the Special Warrant Purchase
                 Agreement dated, May 19, 2000

4.9* Special Warrant for Thomson Kernaghan & Co. Limited, as agent, to Purchase Shares of Common Stock of SoftQuad Software, Ltd., dated February 29, 2000

4.10*            Form of Special Warrant to Purchase Shares of Common Stock of
                 SoftQuad Software, Ltd., issued in April 18, 20 and June 5, 2000 private placements

4.11*            Warrant Indenture Agreement between SoftQuad Software, Ltd. and
                 Montreal Trust Company of Canada, dated April 18, 2000

4.12*            Form of Subscription Agreement for Canadian Subscribers in April 18,
                 20 and June 5, 2000 private placements

4.13*            Form of Subscription Agreement for American Subscribers in April 18,
                 20 and June 5, 2000 private placements

4.14*            Registration Rights Agreement between SoftQuad Software Ltd.,
                 VC Advantage Limited Partnership and Thomson Kernaghan & Co. Limited,
                 as agent, in connection with the Common Stock Purchase Agreement, dated December 8, 1999 and the Class A Convertible Stock
                 Purchase Agreement dated December 9, 1999

4.15*            Registration Rights Agreement between SoftQuad Software Ltd.,
                 VC Advantage Limited Partnership and Thomson Kernaghan & Co. Limited,
                 as agent, in connection with the Class B Convertible Stock Purchase
                 Agreement, dated February 28, 2000

4.16*            Registration Rights Agreement between SoftQuad Software Ltd.
                 Hammock Group Ltd. and Thomson Kernaghan & Co. Limited, as agent, in connection with the Class B Convertible Stock Purchase Agreement, dated
                 February 28, 2000

4.17*            Registration Rights Agreement between SoftQuad Software, Ltd.
                 and Small Caps Online LLC, for itself and as agent, dated April 18, 2000

4.18*            Registration Rights Agreement between SoftQuad Software, Ltd.
                 and Thomson Kernaghan & Co. Limited, for itself and as agent, dated April 18, 2000

9.1(2)           Voting Trust and Exchange Agreement, among SoftQuad Software,
                 Ltd., SoftQuad Acquisition Corp., SoftQuad Software Inc. and Montreal
                 Trust Company of Canada, dated February, 2000

10.1*            Asset and Share Purchase Agreement among 1308870 Ontario Inc.,
                 SoftQuad Inc. and SoftQuad International Inc., dated November
                 6, 1998

10.2*            Acquisition Agreement among SoftQuad Software, Ltd., SoftQuad
                 Acquisition Corp. and SoftQuad Software Inc., dated December 16, 1999

10.3*            Form of Option Holder Lock-Up Agreement, dated December 10, 1999

10.4*            Form of Amended and Restated Escrow Agreement, dated December 16,
                 1999

10.5*            Common Stock Purchase Agreement between SoftQuad Software, Ltd.
                 and VC Advantage Limited Partnership, dated December 8, 1999

10.6*            Class A Convertible Preferred Stock Purchase Agreement between
                 SoftQuad Software, Ltd. and VC Advantage Limited Partnership, dated December 9, 1999

10.7*            VC Advantage Limited Partnership Class B Convertible Preferred
                 Stock Purchase Agreement, dated February 28, 2000

10.8*            Hammock Group Ltd. Class B Convertible Preferred Stock Purchase
                 Agreement, dated February 28, 2000

10.9*            Special Warrant Purchase Agremeent between SoftQuad Software,
                 Ltd. and Thomson Kernaghan & Co. Limited, as Agent, dated May
                 18, 2000

10.10*           Engagement Letter Agreement between SoftQuad Software Inc. and
                 Thomson Kernaghan & Co. Limited, dated December 14, 1999

10.11*           Engagement Letter Agreement between SoftQuad Software Inc. and
                 Thomson Kernaghan & Co. Limited, dated February 28, 2000

10.12(1)         Plan and Agreement of Merger between The American Sports
                 Machine, Inc. and SoftQuad Software, Ltd., dated March 1, 2000

10.13(1)         Agreement and Plan of Reporganization among the American
                 Sports Machine, Inc., SoftQuad Software, Ltd. and its Stockholders
                 dated March 1, 2000

10.14(3)         Plan and Agreement of Merger between The American Sports
                 Machine, Inc. and SoftQuad Software, Ltd., dated March 9, 2000

10.15(2) Form of Share Purchase Agreement for acquistion of shares of SoftQuad Software Inc.

10.16(2) Form of Option Exchange Agreement for acquisition of options of SoftQuad Software Inc.

10.17* Form of Indemnification Agreement between Registrant and its officers and directors

10.18*           2000 Stock Option Plan and Forms of Agreements thereunder

10.19*           Advisory Services Agreement between SoftQuad Software Inc.
                 and KBL Capital Partners, Inc., dated April 9, 1999, amended
                 July 31, 1999

10.20*           Agency Agreement between SoftQuad Software, Ltd. and Thomson
                 Kernaghan & Co. Limited, dated April 18, 2000

10.21*           Agency Agreement between SoftQuad Software, Ltd. and SmallCaps
                 Online LLC, dated April, 2000

21               Subsidiaries of the Registrant

27*              Financial Data Schedule


------------------------------
*       Filed herewith.

(1) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated march 9, 2000.

(2) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 21, 2000.

(3) Incorporated by reference to Exhibits to the Definitive Information Statement on Schedule 14C dated March 21, 2000.

          (b)  Reports on form 8-K.

         Report on form 8-K filed on April 10, 2000 reporting the election of the officers and directors of SoftQuad Software, Ltd.

         Report on form 8-K filed on April 20, 2000 reporting the completion of the acquisition by SoftQuad Software Ltd. of all of the outstanding securities of SoftQuad Software Inc. and issuance of a press release announcing the redomiciling of SoftQuad Software, Ltd. to Delaware with a new trading symbol.

         Amendment No.1 to Report on 8-K filed on April 20, 2000, filed on June 19, 2000, to include financial statements and pro forma financial information of SoftQuad Software Inc.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                 SOFTQUAD SOFTWARE, LTD.

Date:  August 14, 2000           By:       /s/ Roberto Drassinower
                                          -------------------------------------
                                          Roberto Drassinower
                                          President and Chief Executive Officer

Date:  August 14, 2000           By:       /s/ David T. Adams
                                          -------------------------------------
                                          David T. Adams
                                          Chief Financial Officer and Treasurer


Exhibit
Number                             Description of Document
------                             -----------------------

3.1(1)           Restated Certificate of Incorporation of SoftQuad Software,
                 Ltd.

3.2*             Restated Bylaws of SoftQuad Software, Ltd.

4.1(2)           Support Agreement between SoftQuad Software, Ltd. and SoftQuad
                 Acquisition Corp., dated February, 2000

4.2*             Purchaser's Warrant to Purchase Shares of Common Stock of
                 SoftQuad Software, Ltd. pursuant to the Class A Convertible
                 Stock Purchase Agreement, dated December 9, 1999

4.3*             Agent's Warrant to Purchase Shares of Common Stock of SoftQuad
                 Software, Ltd. pursuant to the Class A Convertible Stock
                 Purchase Agreement, dated December 9, 1999


4.4* VC Advantage Limited Partnership's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B Convertible Stock Purchase Agreement, dated February
                 28, 2000

4.5* Hammock Group Ltd.'s Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B Convertible
                 Stock Purchase Agreement, dated February 28, 2000

4.6*             Agent's Warrant to Purchase Shares of Common Stock of SoftQuad
                 Software, Ltd. pursuant to the Class B Convertible Stock
                 Purchase Agreement with VC Advantage Limited Partnership, dated
                 February 29, 2000

4.7*             Agent's Warrant to Purchase Shares of Common Stock of SoftQuad
                 Software, Ltd. pursuant to the Class B Convertible Stock
                 Purchase Agreement with Hammock Group Ltd., dated February 29,
                 2000

4.8*             Agent's Warrant to Purchase Shares of Common Stock of SoftQuad
                 Software, Ltd. pursuant to the Special Warrant Purchase
                 Agreement dated, May 19, 2000

4.9* Special Warrant for Thomson Kernaghan & Co. Limited, as agent, to Purchase Shares of Common Stock of SoftQuad Software, Ltd., dated February 29, 2000

4.10*            Form of Special Warrant to Purchase Shares of Common Stock of
                 SoftQuad Software, Ltd. issued in April 18, 20 and June 5, 2000 private placements

4.11*            Warrant Indenture Agreement between SoftQuad Software, Ltd. and
                 Montreal Trust Company of Canada, dated April 18, 2000

4.12*            Form of Subscription Agreement for Canadian Subscribers in
                 April 18, 20 and June 5, 2000 private placements

4.13*            Form of Subscription Agreement for American Subscribers in
                 April 18, 20 and June 5, 2000 private placements

4.14*            Registration Rights Agreement between SoftQuad Software Ltd.,
                 VC Advantage Limited Partnership and Thomson Kernaghan & Co.
                 Limited, as agent, in connection with the Common Stock Purchase
                 Agreement, dated December 8, 1999 and the Class A Convertible
                 Stock Purchase Agreement dated December 9, 1999

4.15*            Registration Rights Agreement between SoftQuad Software Ltd.,
                 VC Advantage Limited Partnership and Thomson Kernaghan & Co.
                 Limited, as agent, in connection with the Class B Convertible
                 Stock Purchase Agreement, dated February 28, 2000

4.16*            Registration Rights Agreement between SoftQuad Software Ltd.
                 Hammock Group Ltd. and Thomson Kernaghan & Co. Limited, as agent, in connection with the Class B Convertible Stock Purchase
                 Agreement, dated February 28, 2000

4.17*            Registration Rights Agreement between SoftQuad Software, Ltd.
                 and Small Caps Online LLC, for itself and as agent, dated April 18,
                 2000

4.18*            Registration Rights Agreement between SoftQuad Software, Ltd.
                 and Thomson Kernaghan & Co. Limited, for itself and as agent, dated April 18, 2000

9.1(2)           Voting Trust and Exchange Agreement, among SoftQuad Software,
                 Ltd., SoftQuad Acquisition Corp., SoftQuad Software Inc. and
                 Montreal Trust Company of Canada, dated February, 2000

10.1*            Asset and Share Purchase Agreement among 1308870 Ontario Inc.,
                 SoftQuad Inc. and SoftQuad International Inc., dated November
                 6, 1998

10.2*            Acquisition Agreement among SoftQuad Software, Ltd., SoftQuad
                 Acquisition Corp. and SoftQuad Software Inc., dated December 16,
                 1999

10.3*            Form of Option Holder Lock-Up Agreement, dated December 10, 1999


10.4*            Form of Amended and Restated Escrow Agreement, dated December 16,
                 1999

10.5*            Common Stock Purchase Agreement between SoftQuad Software, Ltd.
                 and VC Advantage Limited Partnership, dated December 8, 1999

10.6*            Class A Convertible Preferred Stock Purchase Agreement between
                 SoftQuad Software, Ltd. and VC Advantage Limited Partnership, dated December 9, 1999

10.7*            VC Advantage Limited Partnership Class B Convertible Preferred
                 Stock Purchase Agreement, dated February 28, 2000

10.8*            Hammock Group Ltd. Class B Convertible Preferred Stock Purchase
                 Agreement, dated February 28, 2000

10.9*            Special Warrant Purchase Agremeent between SoftQuad Software,
                 Ltd. and Thomson Kernaghan & Co. Limited, as Agent, dated May
                 18, 2000

10.10*           Engagement Letter Agreement between SoftQuad Software Inc. and
                 Thomson Kernaghan & Co. Limited, dated December 14, 1999

10.11*           Engagement Letter Agreement between SoftQuad Software Inc. and
                 Thomson Kernaghan & Co. Limited, dated February 28, 2000

10.12(1)         Plan and Agreement of Merger between The American Sports
                 Machine, Inc. and SoftQuad Software, Ltd., dated March 1, 2000

10.13(1)         Agreement and Plan of Reporganization among the American
                 Sports Machine, Inc., SoftQuad Software, Ltd. and its Stockholders
                 dated March 1, 2000

10.14(3)         Plan and Agreement of Merger between The American Sports
                 Machine, Inc. and SoftQuad Software, Ltd., dated March 9, 2000

10.15(2) Form of Share Purchase Agreement for acquistion of shares of SoftQuad Software Inc.

10.16(2) Form of Option Exchange Agreement for acquisition of options of SoftQuad Software Inc.

10.17* Form of Indemnification Agreement between Registrant and its officers and directors

10.18*           2000 Stock Option Plan and Forms of Agreements thereunder

10.19*           Advisory Services Agreement between SoftQuad Software Inc.
                 and KBL Capital Partners, Inc., dated April 9, 1999, amended
                 July 31, 1999

10.20*           Agency Agreement between SoftQuad Software, Ltd. and Thomson
                 Kernaghan & Co. Limited, dated April 18, 2000

10.21*           Agency Agreement between SoftQuad Software, Ltd. and SmallCaps
                 Online LLC, dated April, 2000

21               Subsidiaries of the Registrant

27*              Financial Data Schedule


------------------------------
*       Filed herewith.

(1) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated march 9, 2000.

(2) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 21, 2000.

(3) Incorporated by reference to Exhibits to the Definitive Information Statement on Schedule 14C dated March 21, 2000.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'