Form 10KSB
period 2000-09-30
SOFTQUAD SOFTWARE LTD
filed 2000-12-29
CIK 1081987

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended September 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ____________

                          Commission File No. 000-26327


                             SOFTQUAD SOFTWARE, LTD.
                 (Name of Small Business Issuer in Its Charter)

                      Delaware                           65-0877744
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

    161 Eglinton Avenue East, Suite 400, Toronto, Ontario, Canada     M4P 1J5
             (Address of principal executive offices)                (ZIP Code)

                                 (416) 544-9000
                (Issuer's Telephone Number, Including Area Code)

     SECURITIES REGISTERED UNDER TO SECTION 12 (b) OF THE EXCHANGE ACT: None

       SECURITIES REGISTERED UNDER TO SECTION 12 (g) OF THE EXCHANGE ACT:

                         Common Stock, $0.001 par value
                                (Title of Class)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenue for its most recent fiscal year.         $4,285,762

      The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of November 30, 2000 the registrant, computed by reference to the closing sales price of the Common Stock on the OTC Bulletin Board on December 18, 2000 was $3.05

      The number of shares of the Registrant's Common Stock outstanding was 13,223,855 as of November 302000. This includes 5,673,605 shares reserved for issuance upon the exchange of exchangeable shares.

       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                    ----    ---

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                      INDEX

PART I
                  Item 1.           Description of Business
                  Item 2.           Description of Property
                  Item 3.           Legal Proceedings
                  Item 4.           Submission of Matters to a Vote of Security Holders

PART II

                  Item 5.           Market for Common Equity and Related Stockholder Matters
                  Item 6.           Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations
                  Item 7.           Financial Statements
                  Item 8.           Changes In and Disagreements with Accountants on Accounting and
                                    Financial Disclosure

PART III

                  Item 9.           Directors, Executive Officers, Promoters and Control Persons
                                    Compliance with Section 16(a) of the Exchange Act
                  Item 10.          Executive Compensation
                  Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  Item 12.          Certain Relationships and Related Transactions
                  Item 13.          Exhibits List and Reports on Form 8-K

This Annual Report of SoftQuad Software, Ltd. ("SoftQuad") on Form 10-KSB contains various forward-looking statements, as contemplated by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "intend," "estimate" or "continue" or the negative thereof or comparable terminology and may include, among other things, expected growth, business strategies, future revenues, future sales, future operating performance, plans, objectives, goals and strategies of SoftQuad. Such forward-looking statements are based upon information currently available in which SoftQuad's management shares its knowledge and judgment about factors that it believes may materially affect SoftQuad's performance. The forward-looking statements are made in good faith by SoftQuad and are believed by SoftQuad to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, the factorsdiscussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as other factors discussed from time to time in the reports filed by SoftQuad with the Securities and Exchange Commission.

         Readers are urged to review carefully and consider disclosures made by SoftQuad in this and other reports that discuss factors germane to SoftQuad's business.

                                     PART I

ITEM 1.           BUSINESS
                  --------

                                    OVERVIEW

     SoftQuad is a leading developer of software products for the creation and management of content in XML. XML (eXtensible Markup Language) is a language for the exchange of data on the World Wide Web that is a rapidly emerging standard for business-to-business (B2B) e-commerce. Forrester Research estimates that B2B e-commerce will grow from $406 billion in 2000 to $2.7 trillion in 2004 and constitute 90 percent of the total dollar-value of e-commerce in the United States by 2003. This is expected to create a substantial demand for e-commerce software applications. According to International Data Corporation, the worldwide market for e-commerce software applications will grow from $1.7 billion in 1999 to $13.2 billion in 2003.

     Our XMetaL product is an advanced, yet easy-to-use, XML content creation solution. XMetaL allows authors throughout an organization to create and adapt content for use in e-commerce, e-publishing and knowledge management applications. Since its release in May 1999, XMetaL has received enthusiastic reviews and awards from the media and has been sold to over 1,000 customers in a wide range of industries. Our customers include leading companies such as Amazon.com, Continental Airlines, DaimlerChrysler, Deutsche Bank, IBM, Lucent Technologies, Microsoft, USATODAY.com, Ziff Davis, GE Power, Lotus, Quantas, British Aerospace, British Telecom, Nortel Networks, Ericsson and Nokia. In addition, we have formed strategic alliances with leading software companies that offer complementary products, such as Vignette, Documentum and Software AG, to develop comprehensive B2B e-commerce solution platforms integrating XMetaL.

     Our MarketAgility product is an XML-based content management solution for e-commerce. MarketAgility gives e-commerce suppliers more control over the collection, processing and real-time delivery of product information in XML to e-marketplaces and e-procurement systems. MarketAgility allows suppliers to quickly gather product information from wherever it resides within their enterprises, whether in content management systems, electronic resource planning systems, enterprise databases or Microsoft Word or Excel files. After any non-XML information is converted into XML, Market Agility delivers this information to e-markets in a format that is fully customized for different e-markets in their specific dialect of XML. MarketAgility also allows suppliers to maintain their competitive advantage by rapidly and incrementally updating product and pricing information across all channels. We released MarketAgility on September 25, 2000.

Our HoTMetaL product is an HTML (Hyper Text Markup Language)-based Web page creation and management tool which gives developers the advanced capabilities and productivity tools needed to create Web sites. As we focus our efforts on providing solutions to the e-commerce industry, we are transitioning our business away from HoTMetaL and towards our XML products.

                         HISTORY AND CORPORATE STRUCTURE

      COMMENCEMENT OF OUR BUSINESS

     We commenced our business in 1986 under the name SoftQuad Inc. During the 1980s, we developed software products based on SGML (Standard Generalized Markup Language), the predecessor of HTML and XML. In 1992, SoftQuad Inc. was acquired by SoftQuad International Inc. (now renamed NewKidCo International Inc.), which is a publicly-traded company listed on the Toronto Stock Exchange. During the early 1990s, we began to focus on HTML-based software, culminating with the launch in 1993 of HoTMetaL. In 1996, members of our management identified a need for a more versatile language than HTML and began to work, together with representatives of other technology companies, on developing XML.

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

      ESTABLISHMENT OF FINANCECO

     In December 1999, we retained a Toronto-based investment dealer to act as an agent in facilitating private placement financings of SoftQuad Canada. Pursuant to this agreement, money was advanced by investors to a new Delaware corporation formed to facilitate the financings ("FinanceCo") in exchange for FinanceCo stock and warrants. As of January 17, 2000, FinanceCo entered into agreements with the securityholders of SoftQuad Canada to acquire all of the outstanding securities of SoftQuad Canada through FinanceCo's subsidiary, SoftQuad Acquisition Corp., an Ontario (Canada) corporation ("SAC"). Pending completion of that acquisition, FinanceCo loaned the proceeds of completed financings to SoftQuad Canada for operating purposes.

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

      COMPLETION OF THE CANADIAN ACQUISITION

     On April 5, 2000, ASM, through SAC, completed its acquisition of all of the outstanding securities of SoftQuad Canada. In the acquisition, (i) two holders of common shares of SoftQuad Canada exchanged (on a one-for-one basis) their common shares of SoftQuad Canada for shares of ASM's common stock, (ii) because of Canadian tax considerations, the remaining Canadian holders of common shares of SoftQuad Canada exchanged (on a one-for-one basis) their common shares of SoftQuad Canada for exchangeable shares of SAC (which have voting and economic rights functionally equivalent to, and are exchangeable on a one-for-one basis with, shares of our common stock), and (iii) each holder of an option to acquire common shares of SoftQuad Canada exchanged such option for an option issued by ASM with economically equivalent terms.

      REDOMICILING TO DELAWARE

     To facilitate ASM's redomiciling to Delaware and the change of its name, on March 7, 2000, ASM formed a new Delaware corporation named SoftQuad Software, Ltd. On April 10, 2000, ASM merged with and into this new subsidiary, upon which the separate corporate existence of ASM terminated, and SoftQuad Software, Ltd. continued as the surviving entity.

      OUR CURRENT CORPORATE STRUCTURE

     We currently conduct our operations through SoftQuad Canada and its wholly-owned subsidiary, SoftQuad UK Limited. All of the common shares of SoftQuad Canada are owned by SAC, and all of the common shares of SAC are owned by SoftQuad Software, Ltd. The following diagram illustrates this structure:

        _________________________________________
       |        SoftQuad Software, Ltd.          |
       |        (a Delaware corporation)         |
       |_________________________________________|
         .                  .                           Exchangeable
         .                  .                           Shareholders
        100%                .                                .
       common               .                                .
       equity               .                                .
         .                  .                                .
         .                  .                                .
 _________________________  .     100% common equity         .
|SoftQuad California, Inc.| .          ......................
|(a California corporation| .          .
|_________________________| .          .
                            .          .
                            .          .
        _________________________________________
       |      SoftQuad Acquisition Corp.         |
       |   (an Ontario (Canada) corporation)     |
       |_________________________________________|
                           .    100% common equity
                           .
                           .
                           .
        _________________________________________
       |         SoftQuad Software Inc.          |
       |   (an Ontario (Canada) corporation)     |
       |_________________________________________|
                           .    100% common equity
                           .
                           .
                           .
                           .
        ________________________________________
       |          SoftQuad UK Limited           |
       |         (a UK limited company)         |
       |________________________________________|

o We are a leader in XML development and software. Members of our management team have been and continue to be leaders in the development of XML specifications through the World Wide Web Consortium (W3C).

o Our award-winning XMetaL product is recognized as a leading XML content creation solution for the B2B market.

o We expect our MarketAgility product to be a key supply-side solution for B2B e-commerce.

o We have developed partnerships and alliances with industry leading technology companies in important B2B segments. We expect these partnerships to enhance the acceptance of our XML products and allow us to be in the forefront of B2B solutions.

o We have an experienced management team that has extensive experience in marketing leading edge products.

                                    INDUSTRY

MARKET ANALYSIS

      INDUSTRY BACKGROUND

     The Internet has emerged as the fastest growing communication medium in history. With over 97 million users at the end of 1998, growing to 320 million users by 2002, as estimated by International Data Corporation, the Internet is dramatically changing how businesses and individuals communicate and share information. The Internet has created new opportunities for conducting commerce, such as business-to-consumer and person-to-person e-commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for B2B e-commerce that will enable organizations to streamline complex processes, lower costs and improve productivity.

     With this foundation, Internet-based B2B e-commerce is poised for rapid growth and is expected to present a significantly larger opportunity than business-to-consumer or person-to-person e-commerce. According to Forrester Research, B2B e-commerce is expected to grow from $406 billion in 2000 to $2.7 trillion in 2004 and constitute 90% of the total dollar-value of e-commerce in the United States by 2003. This is expected to create a substantial demand for e-commerce software applications. According to International Data Corporation, the worldwide market for e-commerce software applications is expected to experience tremendous growth, increasing from $1.7 billion in 1999 to $13.2 billion in 2003.

      THE IMPACT OF E-PROCUREMENT ON SUPPLIERS

     The growth of B2B e-commerce is dramatically changing today's business environment. Increasingly, buyers and sellers are automating and streamlining their commercial interactions through the use of Web-based e-procurement systems. The reason for adopting, and adapting to this new technology is simple: the potential gains, for both buyers and sellers, can be enormous.

     Buyers are realizing dramatic cost savings in both transaction costs and actual product costs by building their own e-procurement systems, or participating in e-marketplaces. The integration of business and transaction processes reduces the time and paperwork associated with procurement. The centralization of supplier and product information into an e-procurement system increases the efficiency with which buyers can source and compare goods. Companies can even improve the quality of their purchases by gaining access to a wider range of suppliers whose products may better suit their needs. For buyers, the return on investment on e-procurement can be dramatic. According to Morgan Stanley Dean Witter, procurement costs can be reduced by as much as 90%.

     Suppliers are realizing benefits from Web-based procurement as well. It gives them access to a broader range of buyers without increasing selling costs. It also can help avoid price-driven competition by allowing suppliers to identify and target buyers whose needs are better met by their products' specific strengths.

     For suppliers, participating in e-procurement systems will increasingly become a necessity. A survey of CFOs carried out by Duke University indicates that the percentage of companies selling over the Web will increase from 24% at the end of 1998 to 56% by the end of 2000. In some industries, large buyers are already creating their own e-procurement systems and demanding that their suppliers integrate with these systems; in others, third party intermediaries are establishing electronic marketplaces to bring buyers and suppliers together. Regardless of which becomes the winning business model, sellers risk losing out to competitors who have taken the necessary steps to enable themselves for e-commerce.

      THE SUPPLIER'S CHALLENGE

     Most of the building blocks necessary for the growth of Web-based procurement are in place. Electronic Data Interchange (EDI) software set the stage for automating order transactions. Enterprise Resource Planning (ERP) software advanced the integration of business processes across multiple divisions and companies. Both systems, however, have proven to be expensive, inflexible and difficult to implement, hampering wide-scale adoption. With the rise of the Web and the ascendancy of XML technologies for both content management and data interchange, electronic procurement through an exchange or directly between buyers and sellers has finally become practical for most businesses. The major challenge that remains for buyers, suppliers, and intermediaries is content management.

     Content management is the process by which vendor information is collected, categorized and delivered to the e-procurement system. Traditionally, suppliers provided this information through the arduous production and distribution of paper catalogs. But, as noted by industry observers like Aberdeen Group, Forrester, and Morgan Stanley Dean Witter, developing electronic versions of these catalogs has proved to be an onerous task. Product information is generally stored in a variety of systems throughout an enterprise and in a variety of formats. Buyers, suppliers, exchanges or other organizations that have created electronic catalogs have found it difficult to transform these disparate sources of information into a consistent and updatable format.

     E-marketplaces are developing their own approaches to help transform supplier data into a consistent and updatable format as part of their procurement solution. However, it is not yet clear that they can develop scaleable solutions. As Morgan Stanley Dean Witter has found, "Getting supplier catalogs loaded quickly is a bottleneck, given the poor condition much of such data are in and the lack of standard product codes for every industry." And, according to the Aberdeen Group, "Because of the complexity of catalog management and the difficulty of dealing with multiple supplier exchange standards, we found that not a single organization had implemented more than 10 to 15 suppliers on their e-procurement system in 1999." These bottlenecks are not only delaying suppliers' entry into these new e-procurement channels, they are placing control of their product information in outside hands, and limiting their ability to keep their product and pricing information current.

     In order to participate and compete effectively in the e-marketplace, suppliers must take control over the creation, management and delivery of their product information, including rich content such as graphics and animation.

     A key part of the solution to the content management problem is XML, which is becoming the accepted format for information interchange over the Web. XML is a standardized, interoperable document format that uses custom tags to describe the structure and meaning of information within a document, rather than how it should be presented. This provides greater control over how information is collected, combined, formatted and delivered to different audiences for different purposes. Because of this versatility and utility, XML is emerging as the document format used by e-marketplaces.

     But XML is simply a data standard. For suppliers to overcome the challenges of delivering their product information to e-procurement channels, they need to be able to resolve four main issues:

     COLLECTION: Product information is generally stored throughout an enterprise in a number of disparate systems and formats. Product information and specifications may be stored in word processing, desktop publishing and Web formats, while part numbers, pricing and availability information may be stored in relational databases, spreadsheets, accounting and ERP systems, as well as other applications. Suppliers need an effective and efficient way to integrate new e-commerce and e-procurement processes with existing systems and to collect this information for delivery to electronic marketplaces.

     TRANSLATION/NORMALIZATION: Suppliers must be able to deliver product information in the format required by individual e-marketplaces and e-procurement systems. Although XML is becoming the standard format for information interchange over the Web, different e-markets and e-procurement systems use different dialects of XML. In addition, each system uses standardized units of measurement, product coding schemes and product identifiers that may not correspond to those used by a supplier's internal systems. This data has to be standardized for easy transformation to the schemes used by each system.

     MANAGEMENT: In order to be successful in e-markets, suppliers need a secure and effective way to manage and deliver reliable, up-to-date, product information that is personalized for different buying groups. To accommodate regional requirements, language needs and specialized pricing arrangements, suppliers must have the flexibility to create and deliver customized product listings for different e-markets and e-procurement systems. In order to react effectively to market conditions, suppliers must also be able to update product and pricing information rapidly across all channels and target new e-markets as they are identified. Finally, they require assured, secure delivery of approved product information to electronic marketplaces.

     DIFFERENTIATION: In order to compete effectively, retain and enhance margins and build customer loyalty within e-marketplaces, suppliers need new ways to present their products in a manner that will improve branding and differentiate themselves from the competition. Therefore, in addition to basic product, pricing and distribution information, suppliers must be able to include images, marketing information and other rich content.

TECHNOLOGY BACKGROUND: HTML, SGML AND XML

      HYPER TEXT MARKUP LANGUAGE (HTML)

     HTML is currently the most prevalent language used on the World Wide Web. HTML is used to encode display information on Web pages. Web Browsers, such as Microsoft Internet Explorer and Netscape Navigator, use this display information to format Web Pages on individuals' screens as they browse the Web. HTML uses "tags" to indicate how a particular item should be formatted. It is concerned with the set up or presentation, as opposed to the content or substance, of the information. For example, if a name is to be displayed in bold, HTML dictates that that word should be surrounded by the bold ("b") tag, as follows:

     (begin bold tag) b John Doe (end bold)

     HTML is an international standard governed by the W3C, an industry organization composed of member companies with the objective of developing international standards for the World Wide Web.

      STANDARD GENERALIZED MARKUP LANGUAGE (SGML)

     SGML is the parent technology to HTML. SGML is an open international standard governed by the International Standards Organization. SGML was developed in the 1980's to enable the encoding of important documents in a standard format, which was independent of any particular software vendor. SGML's focus is on encoding the information contained in documents, as opposed to the set up or presentation of that information. Formatting (the laying out of a document on a printed page or display) is accomplished as a separate step, allowing the same information to be displayed on multiple destinations, such as print, CD-ROM and online, from the same source. SGML, like HTML, uses "tags" to label items in a document but, unlike HTML, these tags refer to an item's meaning rather than its format. For example, the name of the author of a given article might be encoded as follows:

       [OPEN BRACKET author CLOSE BRACKET John Doe END OPEN BRACKET author CLOSE BRACKET

     SGML is used in a number of high-end publishing and engineering applications for a number of industries, including telecommunications, aerospace, pharmaceuticals, legal and commercial publishing and semiconductors. However, the growth of SGML usage is hampered by the fact that the language was not designed for use on the World Wide Web.

      EXTENSIBLE MARKUP LANGUAGE (XML)

     As noted above, the HTML protocol was designed to allow the display of information on the Web. However, because it is focused on presentation and not content, it does not assist in encoding the meaning of displayed information. The use of the Web for e-commerce imposes new requirements on Web content. These requirements go beyond simple presentation to full-fledged information processing. For example, a purchase order sent to a supplier needs to be processed by that supplier's order entry system, not merely displayed on someone's screen. Also, while HTML is useful for displaying product information to prospective customers, it does not allow a computer program to automatically search and compare products on the Web. As a result, labor-intensive manual searches must be performed.

     Our Chief Scientist, Peter Sharpe, and representatives of several other technology companies identified the need to create a new language that would enable information processing and exchange on the Web using SGML as its foundation. In 1996, this group proposed the concept to the W3C, founded the XML Working Group and produced the XML specification. In February 1998, the XML specification was approved by the W3C and officially designated as a standard by the Director of the W3C.

         XML, like both HTML and SGML, uses "tags" to identify items in an electronic document. XML is "extensible" in the sense that it is capable of being expanded or customized. As such, it allows users to define new tags as required by a given application. For example, tags relating to financial information might be (html tag)"earnings per share" and (OPEN BRACKET)revenue (CLOSED BRACKET), whereas tags relating to a product catalog might include (BEGIN HTML TAG)product name(CLOSED BRACKET) and (OPEN BRACKET)price(CLOSED BRACKET). A typical HTML Web Page might encode a product description as follows:

     (BEGIN BOLD TAG)Hoover Vacuum Cleaner(END BOLD TAG)

     (BEGIN PARAGRAPH TAG) This vacuum has power and is light weight (END PARAGRAPH TAG)

     (BEGIN BOLD TAG) Special Price: $99.95 (END BOLD TAG)

(In HTML ("BEGIN BOLD TAG) b" denotes bold font and ("BEGIN PARAGRAPH TAG p") denotes a paragraph displayed in normal font.)

Using XML, the same information would be encoded as follows:

     (OPEN BRACKET) product name(CLOSED BRACKET) Hoover Vacuum Cleaner(END OPEN BRACKET)product name(CLOSED BRACKET)

     (OPEN BRACKET) description (CLOSED BRACKET) This vacuum has power and is light weight (END OPEN BRACKET) description (CLOSE BRACKET)

     (OPEN BRACKET) price (CLOSE BRACKET) $99.95 (END OPEN BRACKET)price (CLOSE BRACKET)

     By clearly tagging electronic content and identifying its constituent components (product name, description and price above), XML enables computer applications to create, share and process information automatically.

     There are a number of organizations devoted to establishing standard tag sets for particular applications, including XML.org (of which we are a founding member), Microsoft's BizTalk and Rosetta.net. We continue to participate in the development and future direction of XML and its related standards, alongside other technology companies.

                                    PRODUCTS

      XMETAL

     Released in May 1999, XMetaL is our flagship product. XMetaL is a software program that enables organizations to create XML content easily and avoid the complexities of formatting languages. As organizations continue to adopt XML, they will need to create valid XML documents that conform precisely to the rules of a specific application. For example, product descriptions for product catalogues, user guides for consumer products, articles, newsletters, purchase orders, bills of material and part specifications all have particular XML rules as to their structure and syntax. XMetaL enables non-technical individuals to create valid XML documents without having to remember and correctly apply all these rules. XMetaL reduces training costs and enables businesses to deploy XML applications broadly, both internally and to business partners.

     Unlike HTML, which has a fixed set of tags which can be easily learned and applied, XML uses arbitrary tags which can vary with each application. XML also incorporates rules about how these tags are to be combined and used. These rules are specific to each application. Consequently, it is much more difficult for people to create valid XML documents.

     XMetaL enables people to create XML content from scratch or by importing information from word processors, spreadsheets and databases. XMetaL requires minimal customization and eliminates lengthy learning curves and training costs associated with alternative options. XMetaL won the Outstanding Product of the Year in the Authoring Tools category at the Web'99 Web Tool Awards presented by Web Techniques, a respected industry journal. XMetaL also was named one of Internet Week's "Best of the Best" and one of the "Most Innovative" software packages in Internet World's Best of the Year Awards. We have announced strategic partnerships with XML solutions vendors such as Vignette, Documentum, and Software AG to integrate XMetaL with these vendors' products.

     XMetaL integrates with content management systems, ensuring that the content coming into those systems adheres to the rules specific to the application in question. XML content is then stored in these systems as reusable components which can be selectively processed and displayed by Web applications. Using this kind of solution, Web architects and designers are free to manage the content, redeploy applications and connect to new partners and new systems, without disrupting the work of content contributors. XMetaL communicates with the content management system to ensure that content is properly stored and allows users to work in a familiar interface.

     On June 26, 2000, we announced the shipping of XMetaL 2.0, a major upgrade to XMetaL.

      MARKETAGILITY

     SoftQuad's MarketAgility is an XML-based content management solution that gives suppliers an efficient and cost-effective way to move product information from their enterprise to multiple e-procurement channels.

     Drawing on SoftQuad's expertise in XML, MarketAgility allows suppliers to:

     o    collect  product   information  from  wherever  it  resides  in  their
          enterprises, whether in content management systems, ERPs, other databases, or Word and Excel files;

     o    transform   and  deliver   product   information   to  e-markets   and
          e-procurement systems using the XML formats and schemas they require;

     o rapidly and incrementally update product and pricing information across all channels;

     o create and manage multiple catalogs that reflect different regional requirements, languages, and pricing information; and

     o differentiate themselves in the e-marketplace by supplementing product data with rich content, created and revised directly in XML using XMetaL technology.

     MARKETAGILITY ARCHITECTURE

     MarketAgility's   architecture  is  made  up  of  three   components:   the
MarketAgility XML Connector, the MarketAgility XML Server and the MarketAgility XML Transporter.

     o    MARKETAGILITY XML CONNECTOR

     The  MarketAgility  XML  Connector  consists  of a  series  of  information
processors  and  XML  composition   tools  that  can  collect,   manipulate  and
standardize product information stored throughout a supplier's enterprise.

     COLLECTING DATA. XML Connector provides secure,  reliable retrieval of both
structured   and   unstructured   data   sources  from  local  and  remote  data
repositories.

     Structured data can be collected from relational databases, ERP systems, office productivity applications like spreadsheets, standardized reports and Web pages, as well as content management systems and enterprise applications.

     The XML Connector can retrieve information from inconsistent formats like desktop publishing and word processing applications, as well HTML and XML pages.

     Because   not  all   information   sources   allow   automated   retrieval,
MarketAgility provides an XML composition workbench where suppliers can extract information from disparate data sources.

     ENHANCING AND VALIDATING DATA. MarketAgility's XML composition workbench also features powerful validation, viewing and editing capabilities. Validation ensures that information is consistent with corporate data sources. Suppliers can view collected data to identify exceptional cases and, using MarketAgility's XML content creation tools, modify data directly. These same editing tools allow suppliers to easily supplement their product data with rich content to help better differentiate themselves in e-markets.

     MAPPING AND STANDARDIZING DATA. The XML Connector maps content from its original sources to MarketAgility's internal XML schema. Data is processed to ensure that disparate data representations are harmonized to use standard units of measurement, product coding schemes and product identifiers. This facilitates transformation to the schemes used by individual marketplaces.

     o    MARKETAGILITY XML SERVER

     The XML Server provides server-based control over the storage, management and delivery of product information to multiple e-markets. Built on industry standard databases, and administered through a Web interface, it provides a secure and reliable repository and staging area for the development and management of customized product listings.

     RAPID AUTOMATIC UPDATES. In conjunction with the XML Connector, the XML Server provides a sophisticated mechanism for automatically detecting changes in the original data sources, and providing rapid, incremental updates to collected product information. When changes are detected, the XML Server pulls updated data from original source materials and integrates it into the database. After updates have been validated and approved, using the XML Server's workflow, they are pushed using the XML Server's workflow to marketplaces or e-procurement systems either on demand or during regularly scheduled updates.

     STAGING AND WORKFLOW. The XML Server provides a staging area where suppliers can preview, revise and approve individual product entries and entire product listings. Suppliers can review listings for accuracy before they are sent to e-marketplaces. To support this capability further, the XML Server uses a workflow system for approvals and to ensure only authorized users can access and revise entries.

     o MARKETAGILITY XML TRANSPORTER (COMMUNICATOR /DISPATCHER/ BROADCASTER /PUBLISHER)

     The XML Transporter controls the extraction, transformation and the assured, secure delivery of a supplier's product information from the XML Server to multiple e-marketplaces, e-procurement systems and other electronic distribution channels.

     CUSTOMIZED PRODUCT LISTINGS. The XML Transporter extracts required product data residing on the XML Server based on the needs of different e-markets. Customized datasets can be defined based on parameters such as marketplace, customer, geographic region or language. This process can be automated by incorporating business rules to determine required information, presentation and conditional routing.

     AUTOMATIC TRANSFORMATION. The XML Transporter automatically converts customized product information from MarketAgility's internal data model to those required by specific e-markets. Data is validated according to the schemas used by each marketplace to ensure error free postings and updates.

     ASSURED DELIVERY. Finally, the XML Transporter provides assured, secure delivery of product information to multiple electronic channels, including e-marketplaces and e-procurement systems.

      HOTMETAL

     Our HoTMetaL software program was the first commercially available HTML editor. Currently in its sixth version, HoTMetaL remains a very versatile HTML-based Web page creation and management tool. Its powerful, customizable and extensible features give developers the advanced capabilities and productivity tools required to quickly create and display Web sites. It is a comprehensive Web publishing solution targeted at the Web developer and has an installed base of over 100,000 users worldwide.

                               SALES AND MARKETING

     Central to SoftQuad's marketing strategy is the development of partnerships to significantly expand its market reach. To date, XMetaL market development efforts have secured a number of key strategic partnerships with various companies that provide XML-based technologies and services. We are focusing on expanding these relationships with various companies focused on e-procurement, e-markets and XML. We believe that such relationships create opportunities for SoftQuad as well as its partners, and will greatly supplement its direct sales efforts. SoftQuad's partnering efforts focus on three areas: technology partnerships, e-market partnerships and solutions providers.

o TECHNOLOGY PARTNERS - SoftQuad has and is further expanding partnerships with companies that are involved in the developing and marketing of complementary technologies. Specifically, SoftQuad pursues relationships with companies developing XML technology and XML-based products with which XMetaL software can be integrated. Through such partnerships, we hope to expand the XMetaL and MarketAgility user base. Some of our partners in this category include Vignette, Documentum and Software AG.

o E-MARKET PARTNERS - SoftQuad is targeting e-markets and e-procurement hubs that are geared towards e-enabling the supplier base of these large enterprises by implementing MarketAgility. We believe that a large opportunity exists here for SoftQuad as these companies have extensive lists of suppliers most of whom are not technologically positioned to efficiently participate in e-markets.

o SOLUTIONS PROVIDERS - Solutions provider partners, such as systems integrators and valued-added resellers, will integrate XMetaL and MarketAgility solutions into their e-commerce packages. SoftQuad is looking to build its network of solutions provider partners. Many specialize in XML solutions to vertical markets and, in addition, provide value-added services in the form of consulting services, training, installation, technical support, and system configuration. We have signed reseller agreements with a number of XML capable value-added resellers. These organizations combine their own expertise and professional services with market leading products to deliver fully customized solutions to customers. Value-added resellers receive special discounts from us and make a margin on product sales. To date, our network of value-added resellers has over forty members in thirteen countries, including DataChannel, Reed Technology, STEP and Agra Systems. System Integrators, such as consulting firms, would integrate our XML software as part of the total solution they provide to clients. They would work with SoftQuad on a project-by-project basis and jointly ensure successful project implementation and post implementation support.

      PROMOTIONAL ACTIVITIES

     Our promotional activities combine awareness campaigns (through public relations and trade show attendance) with targeted lead generation (through direct mail, free evaluations and Web sites). We use professional public relations agencies to manage our media relations program in the United States, Canada and Europe. Media relations activities include drafting press releases, press briefings and encouraging product reviews and corporate profiles. In addition, XML-related trade shows are an important element of the marketing strategy since they provide a one-to-many communications and sales opportunity. XML-specific trade shows include XML 99, XML One and XML World, which are each held twice a year, once in North America and once in Europe. Attendees include individuals responsible for technology purchases in large organizations. Due to our involvement in various industry standards setting committees, a number of our key personnel are routinely invited to deliver papers at conferences and seminars. We intend to complement these speaking opportunities with regional
seminars   which  will   showcase   proven  XML   solutions   using  XMetaL  and
MarketAgility.

                              CUSTOMERS AND MARKETS

     Our products serve the retail market and the corporate market. We target the retail market with HoTMetaL and the corporate market with our XML products, XMetaL and MarketAgility.

     For the year ended September 30, 2000, there were four customers in the United States and one customer in Europe who each had greater than 10% of total sales in their respective markets. For the year ended September 30, 1999, there were two customers in the United States and one customer in Europe who each had greater than 10% of total sales in their respective markets.

      HOTMETAL

     HoTMetaL has a customer base of Web developers and consumers. HoTMetaL is distributed through retail channels in North America and Europe, with roughly 30% of our sales in fiscal 1999 being through our Web site. Retail distribution partners include Ingram Micro, Techdata, CompUSA, Best Buy, Ingram Micro UK and Computer World.

      XMETAL

     XMetaL is targeted to e-business applications in the following market segments: e-publishing, e-commerce and knowledge management.

     o    E-PUBLISHING

     Web publishers must keep their content fresh in order to increase and sustain readership. Sites change daily, or even several times per day.
Turn-around times are short and publishing deadlines tight. In such an environment, "posting" content manually on a Web site is inefficient and difficult to manage, particularly if content simultaneously comes from numerous external content suppliers and internal contributing writers. Accordingly, high-volume online publishers rely on Web publishing applications, which create Web Pages on a continuous basis from content stored in a database.

     As the Web turns more and more organizations into publishers, for both internal and public Web presence, the demand for these solutions is growing. The central issue is the same - how to allow non-technical writers to contribute content to the Web site without requiring a manual process that slows down the Web group or requires expensive Web design houses to perform routine Web updates. Due to its inherent structure, XML Web content can be automatically read by publishing applications and processed in a streamlined fashion.

     XMetaL, due to its ease-of-use and ability to generate valid XML, is an ideal solution for non-technical writers to create XML Web content to power modern Web publishing and content management systems.

     o    E-COMMERCE

     The central challenge for e-commerce vendors is to find the most direct market for their products online. There are a large number of business models and distribution channels, and new ones emerge all the time (including building a portal or destination web site, participating in affiliate and reseller programs to list products in existing high-traffic sites, participating in electronic markets and vertical portals, or a combination of these techniques). Vendors must be able to tailor product information to specific channels quickly while keeping all information synchronized, up-to-date and consistent.

     Management of this electronic content, therefore, plays a key role in determining the success of an e-commerce strategy. The content being processed includes product descriptions, pricing information, and a whole host of value-added content such as product reviews, product comparisons, links to related products and other commentary.

     As the number of potential channels continues to multiply and the volume of business increases, the need for vendors to build flexible and scalable electronic catalogues of products and services continues to grow. XMetaL is an ideal solution to create and maintain XML content within these e-commerce applications, because of its flexibility, ease of use and ability to generate valid XML from inputs prepared by non-technical sources.

     o    KNOWLEDGE MANAGEMENT

     Knowledge management is the effective gathering and distribution of corporate knowledge to better support employees, partners and customers.
Corporate knowledge includes information about procedures, products and services, case studies, usage scenarios and key competitive issues. Examples of knowledge management applications include customer help desk systems, document management systems, search and retrieval tools, and knowledge bases. Knowledge management applications are important to enable service offerings over the Web, helping customers and distribution partners get accurate, timely information to better support business transactions.

     XML plays an important role in these systems by organizing content fragments, supporting intelligent searching, and allowing control of the flow of content automatically. XMetaL enables information workers to contribute content directly into these knowledge management applications without being aware of their internal structure.

     MARKETAGILITY

     MarketAgility is targeted at suppliers participating in e-marketplaces and e-procurement systems who wish to manage, control and deliver their product information using XML. This segment also is targeted by XMetaL. See "Customers and Markets."

                                   COMPETITION

     The market for our products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. To read more about risks resulting from our competition, see "Risk Factors--We Face Intense Competition."

      XMETAL COMPETITION

     Alternative solutions to XMetaL presently include modified SGML authoring tools, enhanced text editors which require a high degree of knowledge of XML and solutions based on word processors. Although some of these alternatives are functionally similar to XMetaL, we believe that none adequately offers all the features embedded in XMetaL.

     o    SGML AUTHORING TOOLS

     Traditional SGML authoring tools are very specialized and require an author who is experienced not only in SGML, but also in the particular document types being used. The high set-up, deployment and installation costs typical of these tools are justified only in specialized applications. Recent attempts by SGML tool providers to support XML have not, in our view, altered these fundamental characteristics in their products. Products in this category include Excosoft's Documentor, Adobe's FrameMaker+SGML, Interleaf Panorama, and ArborText's Adept Editor. Market penetration of these products is, we believe, limited in our target markets.

     o    TEXT BASED XML EDITORS

     Most of the XML authoring software introduced to date consists of enhanced text editors of various kinds. These programs require a high degree of understanding of XML and are not generally suitable for commercial content authoring by ordinary business users. They are used primarily by software developers creating XML data-oriented systems. Products in this category include Vervet Logic's XML Pro and Stilo.

     o    MICROSOFT WORD

     Microsoft Word is not an XML authoring application; it does not support the definition of tags, nor does it create validated XML content, both of which are essential attributes of a commercial grade XML editor. Microsoft Office 2000 will not create valid XML content, but uses XML as a storage format. Microsoft Word's design and architecture is optimized for paper publishing, where presentation, not structure, is the primary concern.

     As a result, Microsoft Word documents must undergo a conversion process to be translated into XML. Conversion is expensive, labor-intensive, time-consuming and error-prone. Conversion is employed effectively in applications where the documents being converted do not change often and have a useful life of several years, such as repair and maintenance procedures for a particular model of airplane that might be in service for a decade or more. On the Web, where lead-time is short and the emphasis is on new, up-to-the-minute information, continuous conversion of new content is unworkable.

      MARKETAGILITY COMPETITION

     The marketplace for MarketAgility is a new and developing environment. Many vendors have or are developing XML-based solutions to address content collection, translation and management. E-marketplaces and e-procurement systems continue to evolve and their capability to accept rich content continues to evolve. Competition for MarketAgility may come from e-market and e-procurement infrastructure software vendors, e-catalog aggregators and e-catalog software solution vendors, ERP vendors, e-publishing solutions vendors and content management, document management, workflow and workgroup software solutions vendors. MarketAgility's competitive advantage is its ability to collect and translate into XML both structured and unstructured content. Current solutions for the collection and translation of unstructured content are labor-intensive and not very scalable.

      HOTMETAL COMPETITION

     HoTMetaL faces strong competition from products such as Microsoft's FrontPage, Macromedia's Dreamweaver and Adobe's GoLive. As a result, HoTMetaL revenues have declined in recent quarters. As we focus our efforts on our XML products, we expect sales of HoTMetaL to continue to decline.

                        PROPRIETARY RIGHTS AND LICENSING

     Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the  proprietary  rights of others.  We rely on a  combination  of trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own no patents. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or "shrinkwrap" agreements that impose certain restrictions on the licensee's ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important to establishing and maintaining a technology leadership position than legal protections.

     We also have rights in the trademarks that we use to market our products. These trademarks include SoftQuad, HoTMetaL, MarketAgility and Xmetal. We have applied to register our trademarks in the United States, Canada, the United Kingdom the European Union., Australia and New Zealand. We have received registrations for SoftQuad, HoTMetaL and XMetaL, among others.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States and Canada. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our proprietary rights, our business, operating results and financial condition could be materially adversely affected.

     To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us with respect to our current or future products. We expect that developers of Web-based commerce software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect our business, financial condition and operating results.

     We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. If we cannot maintain licenses to key third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

      During the years ended September 30, 2000 and 1999 and for the nine-month period ended September 30, 1998, we spent $2.0 million, $1.1 million and $798 thousand respectively, on research and development activities, no part of which was borne directly by any customer.

                                    EMPLOYEES

     As of September 30, 2000, we had a total of 106 full-time employees. Of these employees, 32 were in development, 36 in sales and marketing, 10 in product solution and customer support and 28 in finance and administration. Our future success depends in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our product solution services, product development, sales, marketing and business development activities. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.

                                  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

     WE  CANNOT   ASSURE  YOU  THAT  THE  MARKET  WILL  ACCEPT  OUR  XMETAL  AND
     MARKETAGILITY PRODUCTS

     We are focusing our business plan on our XMetaL and MarketAgility products and are therefore relying on the market success of these products to propel our growth in the near and medium term. (For a description of XMetaL and MarketAgility, see "Business--Products.") Although we have been able to secure initial sales of the XMetaL product, we cannot assure you that existing customers will deploy XMetaL in larger numbers (which will require a significant commitment and investment of resources by these customers) or that XMetaL will be adopted by new customers or secure widespread market acceptance. Similarly, we cannot assure you that MarketAgility will be adopted by customers or secure widespread market acceptance. The failure of XMetaL and MarketAgility to achieve meaningful market acceptance could have a material adverse effect on our business, operating results and financial condition.

     THE CHANGE IN OUR DIRECTION AND OPERATIONAL FOCUS FROM HTML PRODUCTS TO XML PRODUCTS MAY BE DIFFICULT TO MANAGE

     While we expect our revenue growth to be driven largely by XMetaL and MarketAgility, most of our past revenues have been derived from HoTMetaL. (For a description of HoTMetaL, see "Business--Products.") Target markets, sales, marketing and distribution models for HoTMetaL are quite different from the XMetaL and MarketAgility products and we will require different skills and business practices to market and support the XMetaL and MarketAgility products. Consequently, the transition from the HTML product focus to the XML product focus may be difficult to manage, and our business, operating results and financial condition could be materially adversely affected.

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

     Our principal competitors offering alternatives to XMetaL include Adobe, Corel, Arbortext, Excosoft and Stilo. The market for supply-side e-market infrastructure software, which MarketAgility targets, currently is fragmented, but we anticipate strong competition to develop from new entrants as well as existing software companies. HoTMetaL faces strong competition from products such as Microsoft's FrontPage, Macromedia's Dreamweaver and Adobe's GoLive. Most of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors (which may develop products with features similar to XMetaL and MarketAgility), such as Adobe, Macromedia and Microsoft, may bundle or price their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There are no significant barriers to entering the markets which XMetaL, MarketAgility and HoTMetaL serve.

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

      WE HAVE INCURRED AND EXPECT TO CONTINUE TO INCUR LOSSES

     We have not achieved profitability and we expect to incur net losses for at least the next 18 months. To date, we have funded our operations primarily from the sale of equity and debt securities and borrowings. We incurred losses of $3.0 million and $6.7 million for the years ended September 30, 1999 and 2000, and $1.3 million for the nine-month period ended September 30, 1998. As of September 30, 2000, our losses have resulted in an accumulated deficit of $9.8 million. We plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues do not increase along with these expenses, our net losses in a given quarter would be even greater than expected. We cannot be certain that we can sustain revenue growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

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

     Accordingly, we believe that quarter-to-quarter comparisons of our operating results are, and will continue for the foreseeable future to be, not necessarily meaningful, and such comparisons may not be accurate indicators of future performance. The operating results of companies in the electronic commerce industry have, in the past, experienced significant quarter-to-quarter fluctuations. If our revenues for a quarter fall below our expectations and we are not able to quickly reduce our spending in response, our operating results for the quarter will be harmed. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall. As with other companies in our industry, our operating expenses, which include sales and marketing, research and development and general and administrative, are based on our expectations of future revenues and relatively fixed in the short term. You should not rely on the results of one quarter as an indication of our future performance.

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

     Our success depends largely on the skills, experience and performance of some key members of our management, including Roberto Drassinower, our Chief Executive Officer, and Peter Sharpe, our Chief Scientist. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. Also, our future success depends on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face intense competition for qualified personnel, particularly in the areas of engineering and technology as well as in sales and marketing. Many of our competitors for qualified personnel have greater resources than we have. We cannot be certain that we will be successful in attracting or retaining qualified personnel in the future.

      WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

     We believe that we can fund our planned operations for at least the next 18 months from our existing working capital. Nevertheless, we may need, or otherwise seek, to raise additional funds in the future to maintain and grow our business. We cannot assure you that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities, stockholders may experience dilution of their holdings. New equity securities may also have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

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

     DELAYS IN RELEASING ENHANCED VERSIONS OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION

     We will need to continue to introduce new versions of our products to add new features, functionality and technology that customers desire. In the past, we have experienced delays releasing new products. As a result, we cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any such postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products.

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

      OUR BUSINESS IS BASED ON PROPRIETARY RIGHTS TO OUR TECHNOLOGY, AND IF WE FAIL TO ADEQUATELY PROTECT THESE RIGHTS, OUR BUSINESS MAY BE SERIOUSLY HARMED

     We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products from our competitors' products. The use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have no issued patents. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Accordingly, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary to enforce our intellectual property rights.

     WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT

     In recent years, there has been significant litigation in the United States involving claims of alleged infringement of patents and other intellectual property rights. We could incur substantial costs to defend any such litigation. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future as a result of an alleged infringement of another's intellectual property. If a claim of infringement of intellectual property rights was decided against us, we could be required to:

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

     o Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation cause the Internet to lose its viability as a commercial medium.

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

      LAWS AND REGULATIONS COULD EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF E-COMMERCE

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any new legislation or restrictions arising from current or future government investigations or policy could dampen the growth in use of the
Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. The governments of other states or foreign countries might attempt to regulate Internet communications, commerce and advertising or levy sales or other taxes relating to these activities. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. Governmental bodies have not yet determined in many instances whether and how existing laws such as those governing intellectual property, privacy, libel, taxation and antitrust apply to the Internet and e-commerce. For example, the U.S. Federal Trade Commission is currently examining whether B2B e-commerce exchanges may create opportunities for collusion and price-fixing that violate antitrust laws. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be materially adversely affected by the adoption, modification or enforcement of laws or regulations relating to the Internet and e-commerce.

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

     o sales of our common stock in the future by us and/or by our insiders and significant stockholders; and

     o fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

      POSSIBILITY OF WIDE PRICE SWINGS AND INACCURATE PRICING INFORMATION COULD CREATE A RISK THAT STOCKHOLDERS WILL NOT BE ABLE TO ACCURATELY ASSESS THE MARKET VALUE OF OUR COMMON STOCK

     While our stock trades over-the-counter and is quoted on the OTC Bulletin Board, a relative lack of liquidity or volume and the participation of only a few market makers makes it more likely that wide fluctuations in the quoted price of our common stock could occur. As a result, there is a risk that stockholders will not be able to obtain accurate price quotes or be able to correctly assess the market price of our stock. Increases in the volatility could also make it more difficult to pledge the common stock as collateral, if stockholders sought to do so, because a lender might also be unable to accurately value the common stock.

     SUBSTANTIAL  SALES OF OUR COMMON  STOCK  COULD  ADVERSELY  AFFECT OUR STOCK
     PRICE

     Sales of a substantial number of shares of common stock by stockholders under a registration statement filed pursuant to registration rights agreements or otherwise, or under Rule 144 or other exemptions that may be available under the Securities Act of 1933, could drive the market price of our common stock down by introducing a large number of shares into a market in which there is a relatively small number of shares publicly traded and the price is already volatile. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

     WE HAVE BECOME SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S PENNY STOCK RULES

     We have become subject to the SEC's penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in that security is provided by the exchange system). Unless exempt, the penny stock rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, the rules require that broker-dealers send monthly statements disclosing recent price information for each penny stock held in the account and information on the limited market in penny stocks. Because of the burden placed on broker-dealers to comply with the penny stocks rules, stockholders may have difficulty selling our common stock in the open market as our market price has dropped below $5.00 per share.

ITEM  2.          DESCRIPTION OF PROPERTY
                  -----------------------

     We maintain our principal executive offices at 161 Eglinton Avenue East, Suite 400, Toronto, Ontario M4P 1J5 Canada, which consists of approximately 8,541 square feet of office space under a lease expiring January 31, 2002. Our research and development group is primarily located in a 10,697 square foot facility located in Vancouver, Canada under a lease expiring August 30, 2002.Our Content Services Group is located in a 2,300 square foot facility located in Petaluma, California under a lease expiring January 1, 2004. We also lease 3,000 square feet of office space for our European headquarters in London, England, under a 5-year lease expiring May 31, 2005.

ITEM  3.          LEGAL PROCEEDINGS
                  -----------------

         We are not a party to any material legal proceedings.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------


No matters were submitted to a vote of the securities holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

     Our common stock has been quoted on the OTC Bulletin Board since January 7, 2000. From January 7, 2000 until February 21, 2000 it was quoted under the symbol "AMRP," from February 22, 2000 until April 10, 2000 it was quoted under the symbol "AMRR" and since April 11, 2000 it has been quoted under the symbol "SXML."

The following table sets forth, for the periods indicated, the high and low closing bid prices per share of our common stock as quoted on the OTC Bulletin Board. Quotes on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                       High             Low
           Quarter ended March 31, 2000(1)            $36.63          $ 0.125

           Quarter ended June 30, 2000                $25.00          $10.00

           Quarter ended September 30, 2000           $13.50          $ 6.94

      (1) Prior to March 2, 2000, which was the effective date of the merger between FinanceCo and ASM, the high and low closing bid prices per share of ASM's common stock as quoted on the OTC Bulletin Board were $7.50 and $0.125, respectively. From March 2 through March 31, 2000, the high and low closing bid prices per share of ASM's common stock as quoted on the OTC Bulletin Board were $36.625 and $24.50, respectively.

     The number of shares of common stock deemed to be beneficially owned includes shares reserved for exchange of exchangeable shares, conversion of preferred stock and the exercise of warrants and special warrants. The number of stockholders of record of our common stock as of November 30, 2000 was 36, and there is a substantially greater number of beneficial owners of such stock.

     We have never paid any dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations and capital requirements, and such other factors as our board of directors deem relevant.

RECENT SALE OF UNREGISTERED SECURITIES

     SALES BY ASM

     The following sales of unregistered securities were made by ASM before it merged with FinanceCo:

     On December 1, 1998, ASM sold a total of 400,000 shares of its common stock at a price of $0.05 per share, for aggregate proceeds of approximately $20,000, to 25 individuals. These sales were made pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rules 505 and 506 of Regulation D thereunder.

     On December 1, 1998, ASM issued 500,000 shares of its common stock to Angela Michelle Bartolotta, the President, Secretary and Treasurer of ASM, in consideration and in exchange for services valued at $25,000 to be rendered in connection with the reorganization of ASM. On March 12, 1999, Ms. Bartolotta resigned her position and tendered her 500,000 shares to ASM for cancellation. Such shares were canceled. On March 12, 1999, ASM issued 500,000 shares of its common stock to James Donald Brock, Jr., in consideration and in exchange for services valued at $25,000 to complete the reorganization of ASM. James Donald Brock, Jr. was also elected President, Secretary, Treasurer, and Director of ASM. The issuance of shares to Ms. Bartolotta on December 1, 1998 and the issuance of shares to Mr. Brock on March 12, 1999 were made in reliance on
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. Ms. Bartolotta and Mr. Brock each represented to ASM that they were accredited investors (as defined in Rule 501 under the Securities Act), the books and records of ASM were made available to them, and at the respective times of their acquisition of shares, each was serving as the sole officer and director of ASM.

     SALES BY SOFTQUAD CANADA

     The following sales of unregistered securities were made by SoftQuad Canada, an Ontario (Canada) corporation, prior to its acquisition by FinanceCo, all of which were effected outside of the United States to persons other than U.S. persons. Accordingly, they were not subject to U.S. securities laws.

     On August 7, 1998, SoftQuad issued five shares of its common stock, at a price of $0.13 per share, to Roberto Drassinower.

     On November 6, 1998, SoftQuad Canada issued 142,855 shares of common stock to Roberto Drassinower, 142,860 shares of common stock to each of Peter Sharpe, Bruce Sharpe, Lauren Wood and Jonathan Sachs, and 2,285,700 shares of common stock to James Clark at a price of approximately $.23, for aggregate gross proceeds of $690,000. On that same date, SoftQuad Canada issued 703,705 shares of common stock to a subsidiary of NewKidCo International Inc. pursuant to its obligations under a purchase agreement dated September 9, 1998.

     On April 9, 1999, SoftQuad Canada issued 351,850 common share purchase warrants with an exercise price of $0.47 per share to NewKidCo as partial consideration for the cancellation of shares of common stock held by NewKidCo's subsidiary. On that same date, SoftQuad Canada issued 1,947,040 shares of common stock to an institutional investor and 623,055 shares of common stock to James Clark, each at a per share subscription price of approximately $0.43 for aggregate subscription proceeds of $1,105,141. In connection with these issuances, SoftQuad Canada issued 973,520 common share purchase warrants to the institutional investor, and 311,530 common share purchase warrants to James Clark, each with an exercise price of approximately $0.43, and SoftQuad Canada paid a fee to KBL Capital Partners Inc. for investment advisory services of $41,563 plus 58,410 shares of common stock and 233,645 common share purchase warrants with an exercise price of approximately $0.43.

     On May 14, 1999, SoftQuad Canada issued 228,160 shares of common stock to an institutional investor at a per share subscription price of approximately $0.43, for aggregate gross proceeds of $98,110. In connection with that transaction, SoftQuad Canada issued 114,080 common share purchase warrants to the institutional investor with an exercise price of $0.43, and paid a fee to an investment advisor of $4,870 plus 6,845 shares of common stock and 18,255 common share purchase warrants with an exercise price of approximately $0.43.

     On July 30, 1999, SoftQuad Canada issued $697,522 of debt through an agent. In connection with this transaction, SoftQuad Canada issued 1,025,000 common share purchase warrants to the agent at an exercise price of approximately $0.43 and issued warrants to purchase 102,500 shares of common stock to an investment advisor with an exercise price of $0.43.

     On September 30, 1999, James Clark, certain institutional investors, NewKidCo and the agent for the debtholders sold their warrants to SoftQuad Canada in exchange for shares of common stock of SoftQuad Canada on a 1-for-1 basis, with 311,530 shares of common stock issued to James Clark, 723,520 shares of common stock issued to the institutional investors, 351,850 shares of common stock issued to NewKidCo and 1,025,000 shares of common stock issued to the agent.

     On December 9, 1999, SoftQuad Canada issued 215,385 shares of common stock to a U.K. company in consideration of services rendered that were valued at $95,807.

     SALES BY FINANCECO

     The following sales of unregistered securities were made by FinanceCo before its merger with ASM:

     On December 16, 1999, FinanceCo issued 736,702 shares of its common stock at a price of $1.3574 per share, aggregating $1,000,000 to an institutional accredited investor. This sale was deemed to be exempt from registration under the Securities Act in reliance upon Rule 504 promulgated under Section 3(b) of the Securities Act as a transaction not exceeding $1,000,000.

     On December 16, 1999, FinanceCo issued 1,473,405 shares of its Class A preferred stock at $14 per share, aggregating $2.0 million, to an institutional accredited investor. In connection with this transaction, the institutional accredited investor received warrants, exercisable on or before December 16, 2002, at a price of $1.3574 per share to purchase an aggregate of 442,022 shares of common stock of FinanceCo. In addition, the agent in respect of this purchase, also an institutional accredited investor, received warrants to purchase 220,011 shares of common stock of FinanceCo on identical terms. All of the foregoing sales were deemed to be exempt from registration pursuant to Regulation S under the Securities Act. All of the entities that purchased the unregistered securities were accredited investors (as defined in Regulation D under the Securities Act) and non-U.S. persons (as defined in Regulation S under the Securities Act), and provided representations as to this status at the time of their purchase.

     On February 28, 2000, FinanceCo issued 1,722,222 shares of its Class B preferred stock to institutional accredited investors at a price of $2.90 per share, aggregating $5 million. In connection with this transaction, the institutional accredited investors received warrants, exercisable on or before February 28, 2003, to purchase an aggregate of 694,445 shares of common stock of FinanceCo, with an exercise price of $1.53 per share, and the agent in respect of this purchase, also an institutional accredited investor, received warrants to purchase 347,222 shares of common stock of FinanceCo on identical terms. All of the foregoing sales were deemed to be exempt from registration pursuant to Regulation S under the Securities Act. All of the entities that purchased the unregistered securities were accredited investors and non-U.S. persons, and provided representations as to this status at the time of their purchase.

     On February 29, 2000, an institutional accredited investor, as agent on behalf of Canadian-resident subscribers, purchased 1,000,000 special warrants at a price of $2.50 per special warrant. Each special warrant entitled the holder thereof to acquire one share of common stock of FinanceCo for no additional consideration. For its services, the agent received warrants, exercisable on or before February 28, 2003, to purchase 100,000 shares of common stock of FinanceCo, with an exercise price of $2.50 per share. All of the foregoing sales were deemed to be exempt from registration pursuant to Regulation S under the Securities Act. All of the foregoing sales were made by FinanceCo outside of the United States to non-US persons, who provided representations as to this status at the time of their purchase.

     ISSUANCES UPON MERGER OF ASM AND FINANCECO

     On March 2, 2000, FinanceCo merged with and into ASM. In connection with the merger, all of the securityholders of FinanceCo exchanged their securities for equivalent securities of ASM. All of the issuances of securities in connection with this merger were deemed to be exempt from registration pursuant to Regulation S under the Securities Act. All of the persons and entities that received the unregistered securities were accredited investors and non-U.S. persons, having provided representations as to this status at the time of their purchase.

     SALES AFTER MERGER OF ASM AND FINANCE CO

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

     On April 18 and 20, 2000, we issued an aggregate of 200,010 shares of common stock to an institutional accredited investor for a purchase price per share of $7.50, special warrants to acquire 1,906,660 shares of common stock for no additional consideration at a purchase price per special warrants of $7.50, and warrants to purchase 1,053,335 shares of common stock at an exercise price of $12.50 per share, for gross proceeds of $15,800,025. The foregoing sales were deemed to be exempt from registration pursuant to Regulation S under the Securities Act and Section 4 (2) of the Securities Act on the basis that the transaction did not involve a public offering.

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

     In addition, the agent in respect of the April 18, April 20 and June 5, 2000 private placements received warrants to purchase 215,143 shares of common stock with an exercise price of $7.50 per share, exercisable at any time, on or prior to the second anniversary of the date of effectiveness of the registration statement covering the underlying shares. The foregoing issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.

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

     On May 29, 2000, we issued 39,076 shares of common stock to an attorney in consideration of services rendered valued at $97,691 pursuant to an agreement dated February 29, 2000. The foregoing issuance was deemed to be exempt from registration to Regulation S under the Securities Act and Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND REUSLTS OF OPERATIONS


You should read the following discussion and analysis together with our financial statements and related notes as at and for the years ended September
30, 2000 and 1999 and for the nine-month period ended September 30, 1998 contained elsewhere in this annual report on Form 10-KSB. In this report, "we," "us" and "our" refer to the business that is owned and conducted by SoftQuad Software, Ltd. and its subsidiaries and that was previously owned and conducted by their predecessors. Certain information contained in the following discussion and analysis and elsewhere in this annual report includes forward looking statements that involve risks and other uncertainties. See "Risk Factors" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward looking statements contained in this annual report.

OVERVIEW

      SoftQuad is a leading developer of software products for the creation and management of content in XML. XML (eXtensible Markup Language) is a language for the exchange of data on the World Wide Web that is a rapidly emerging standard for business-to-business ("B2B") e-commerce. Our XMetaL(R) product, launched in May 1999, is an advanced, yet easy-to-use, XML content creation solution that allows authors throughout an organization to create and adapt content for use in e-commerce, e-publishing and knowledge management applications. Our MarketAgility(TM) product, launched in September 2000, is an XML-based content delivery solution that gives suppliers more control over the collection, processing and real-time delivery of product information in XML to e-marketplaces and e-procurement systems. While we currently are focusing our efforts towards our XML products, we have derived and will continue to derive portions of our revenues from HoTMetaL(R), our HTML-based Web page creation and management tool. In recent quarters, total HoTMetaL revenues world-wide have declined and HoTMetaL has lost market share to competitors. We expect revenues from HoTMetaL to continue to decline and revenues from our XML products to grow.

      We generate our revenues from license fees, maintenance and support contracts and product solution services. Product solution services include integration of software, application development, training and software installation. We expect to increase the revenue generated from product solution services in the next fiscal year as the mix of product sales continues to changes from HoTMetaL to XMetaL and MarketAgility. We recognize revenues from license agreements on product delivery if an agreement exists with a fixed or determinable fee, no significant performance obligations exist under the agreement, and collection of the related receivable is reasonably assured. Revenue from maintenance and support agreements is initially recorded as deferred revenue and recognized as revenue over the term of the agreement. Service revenue consists of fees for product solution services and is recognized as revenue as the work is completed. During the year ended September 30, 2000, the Company adopted the Statement of Positions ("SOP") 97-2 "Software Revenue Recognition", which provides guidance on applying US generally accepted accounting principles in recognizing revenue from software transactions.

      Our cost of revenues includes costs to manufacture, package, and distribute our products and related documentation, royalty payments to third parties, payments to vendors and inventory write-downs, as well as personnel and other expenses, if any, related to providing product solution services and customer support services.

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our development, sales and marketing (including business development and product management) and product solution services departments, and to establish an administrative infrastructure. As a result, we have incurred significant losses since inception. As of September 30, 2000, we have an accumulated deficit of approximately $9.8 million.

      We believe that our future success depends on XML technology and our XMetaL and MarketAgility products. We plan to increase our operating expenses and expect to continue to incur operating losses for at least the next 18 months.

     Because our business has historically been carried on by entities other than SoftQuad Software, Ltd., the historical financial results described in this section are primarily the results of: SoftQuad Software Inc., our Ontario operating subsidiary, for the fiscal years ended September 30, 2000 and 1999 and the Web division of a subsidiary of NewKidCo International Inc. for the nine-month period ended September 30, 1998.

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

      ESTABLISHMENT OF FINANCECO

      In December 1999, a Toronto-based investment dealer agreed to act as agent in facilitating private placement financings of SoftQuad Canada. Pursuant to this agreement, money was advanced by investors to a new Delaware corporation formed to facilitate the financings ("FinanceCo") in exchange for FinanceCo stock and warrants. As of January 17, 2000, FinanceCo entered into agreements with the security holders of SoftQuad Canada to acquire all of the outstanding securities of SoftQuad Canada through FinanceCo's subsidiary, SoftQuad Acquisition Corp., an Ontario (Canada) corporation ("SAC"). Pending completion of that acquisition, FinanceCo loaned the proceeds of completed financings to SoftQuad Canada for operating purposes.

      MERGER WITH THE AMERICAN SPORTS MACHINE, INC.

      On March 2, 2000, FinanceCo merged with and into The American Sports Machine, Inc., a Florida corporation ("ASM"). ASM was organized on June 2, 1995 but, at the time of the merger, had not engaged in an active trade or business other than to seek to merge with a private operating company. At the time of the merger, ASM's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, and its common stock was quoted on the OTC Bulletin Board under the symbol "AMRR." Upon the merger, the separate corporate existence of FinanceCo terminated and ASM continued as the surviving entity. Under the terms of the merger agreement, ASM agreed to seek stockholder approval to rename the merged company SoftQuad Software, Ltd. and to redomicile it to Delaware. In connection with the merger, the security holders of FinanceCo exchanged their securities for equivalent securities of ASM.

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

      OUR CURRENT CORPORATE STRUCTURE

      We currently conduct our operations through SoftQuad Canada and its wholly-owned subsidiary, SoftQuad UK Limited. SAC owns all of the common shares of SoftQuad Canada, and SoftQuad Software, Ltd. owns all of the common shares of SAC.

      RESULTS OF OPERATIONS

      The following table sets forth the results of operations for the Company expressed as a percentage of total revenues for the years ended September 30, 2000 and 1999 and the nine-month period ended September 30, 1998. The Company's historical operating results are not necessarily indicative of the results for any future period. This information should be read in conjunction with the consolidated financial statements and related notes thereto included in this report.

------------------------------------------------ ------------ --------------- ---------------------
                                                 Year ended     Year ended     Nine month period
                                                  September   September 30,   ended September 30,
                                                  30, 2000         1999               1998
------------------------------------------------ ------------ --------------- ---------------------
Revenue
------------------------------------------------ ------------ --------------- ---------------------
         Licenses                                    99%           100%               100%
------------------------------------------------ ------------ --------------- ---------------------

------------------------------------------------ ------------ --------------- ---------------------
         Services                                    1%             -                  -
                                                     ---
------------------------------------------------ ------------ --------------- ---------------------
                                                    100%           100%               100%
                                                    ----
------------------------------------------------ ------------ --------------- ---------------------
Cost of Revenue
------------------------------------------------ ------------ --------------- ---------------------
         Licenses                                    12%           17%                18%
------------------------------------------------ ------------ --------------- ---------------------
         Services                                    8%             2%                 4%
------------------------------------------------ ------------ --------------- ---------------------
                                                     80%           81%                78%
------------------------------------------------ ------------ --------------- ---------------------
Expenses
------------------------------------------------ ------------ --------------- ---------------------
         Selling and marketing                      122%           62%                54%
------------------------------------------------ ------------ --------------- ---------------------
         Research and development                    46%           32%                54%
------------------------------------------------ ------------ --------------- ---------------------
         General and administrative                  78%           34%                62%
------------------------------------------------ ------------ --------------- ---------------------
                                                    246%           128%               170%
------------------------------------------------ ------------ --------------- ---------------------
Loss from operations                               (166%)         (47%)              (92%)
------------------------------------------------ ------------ --------------- ---------------------
Other (income) expenses                             (10%)           2%                 -
------------------------------------------------ ------------ --------------- ---------------------
Net loss                                           (156%)         (49%)              (92%)
------------------------------------------------ ------------ --------------- ---------------------
Value of share  capital  issued on  acquisition       -            43%                 -
of warrants
------------------------------------------------ ------------ --------------- ---------------------
Net loss                                           (156%)         (92%)              (92%)
------------------------------------------------ ------------ --------------- ---------------------


     Our operating history makes financial forecasting difficult. To read more about this, please see "Risk Factors-Risks Related to Our Business-Our operating history makes financial forecasting difficult."

     Our revenues and operating results may vary significantly from quarter to quarter. To read about factors that are likely to cause these variations, please see "Risk Factors-Risks Related to Our Business-We expect our revenues and operating results to fluctuate." Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. You should not rely on the results of one quarter as an indication of future performance.

      We plan to increase our operating expenses to expand sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden support services and support and improve operational and financial systems. If revenues do not increase along with these expenses, our business operating results or financial condition could be materially adversely affected and net losses in a given quarter could be even greater than expected.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

      REVENUE

      Total revenue increased from $3.3 million for the year ended September 30, 1999 to $4.3 million for the year ended September 30, 2000 representing a 30% increase in revenue. This increase is attributable to an increase in license, support and maintenance fee revenues associated with XMetaL coupled with a significant decrease in HoTMetaL product license revenues for the year ended September 30, 2000. XMetaL revenues increased from $356 thousand for the year ended September 30, 1999 to $2.4 million for the year ended September 30, 2000, representing a 574% increase. For the year ended September 30, 2000, revenue generated from XMetaL and HoTMetaL was 57% and 43% respectively, compared with 10% and 90% respectively for the year ended September 30, 1999. We expect XMetaL's product license revenues and related professional services revenues, both in absolute dollars and their proportionate share of total revenues to continue to increase over the next several quarters while HoTMetaL's product license revenues, both in absolute dollars and their proportionate share of total revenues, continue to decline. We also expect to begin to generate both license and related professional services revenues during the second or third quarter of fiscal 2001 from MarketAgility 1.0, which was launched in September 2000.

      SoftQuad also offers customers maintenance and support contracts for which technical support and updates are provided over the life of the contract (usually one year). Given this strategy, ratable revenue recognition is required for maintenance fees earned under these contracts. The increase in deferred revenue in 2000 is consistent with the increase in license sales.

      We categorize our geographic information into two major market regions: the Americas and Europe (including the UK). For the year ended September 30, 2000, revenue generated from the Americas and Europe was divided 61% and 39%, respectively, compared with 63% and 37% for the year ended September 30, 1999.

      COST OF REVENUES

      Cost of revenues increased from $636 thousand for the year ended September 30, 1999 to $866 thousand for the year ended September 30, 2000, representing an increase of 36%. The increase is primarily due to higher costs associated with increasing headcount and building infrastructure in the product solution services and customer support services groups. Cost of licenses decreased slightly during the period due to the change in our product mix from HoTMetaL to XMetaL as multiple copies of XMetaL are more frequently shipped on one master disk which reduces both production and distribution costs as a percentage of revenue. We expect cost of revenues to increase, both in absolute dollars and as a percentage of revenue, as we continue to invest in product solution services and customer support services by hiring and training new personnel in anticipation of increased service revenue and customer base associated with XMetaL and MarketAgility.

      SALES AND MARKETING

      Sales and marketing expenses increased from $2.1 million for the year ended September 30, 1999 to $5.2 million for the year ended September 30, 2000, representing an increase of 148%. The increase is primarily attributable to an increase in sales and marketing personnel and increased marketing program expenditures associated with and the launch of XMetaL 2.0 in June 2000 and MarketAgility 1.0 in September 2000. During the year ended September 30, 2000, we increased our headcount by 25 as a result of expanding both the sales and marketing teams in addition to building new business development and product management teams within the sales organization. The increase for the year ended September 30, 2000 was also attributed to increased travel related expenses resulting from increased sales, business development and marketing activities. We expect sales and marketing spending will continue to increase in absolute dollars as we continue to increase due to the planned growth in sales, business development and marketing personnel and due to expected additional increases in marketing programs and other promotional activities.

      RESEARCH AND DEVELOPMENT

      Research and development expenses increased from $1.1 million for the year ended September 30, 1999 to $2.0 million for the year ended September 30, 2000, representing an increase of 82%. The increase is primarily attributable to an increase in personnel related costs largely related to the development of XMetaL2.0 launched June 2000 and MarketAgility 1.0 launched September 2000. For the year ended September 30, 2000, we increased our headcount by 18. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that research and development expenses will increase in absolute dollars in future periods. To date, all software development costs have been expensed in the period incurred.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased from $1.1 million for the year ended September 30, 1999 to $3.4 million for the year ended September 30, 2000, representing an increase of 209%. The increase is primarily attributable to increased personnel related costs, increased costs of investor relations, legal and other professional services, increased facility expenses in Toronto and London and increased costs incurred to build our administrative infrastructure. Such expenditures are necessary to support our expanding operations. For the year ended September 30, 2000, we increased our headcount by
12. We expect that general and administrative spending will increase in absolute dollars to support our expanding operations and as we continue to enhance our administrative infrastructure.

     OTHER (INCOME) EXPENSE

      Other income increased to $421 thousand for the year ended September 30, 2000 from a net expense of $68 thousand for the year ended September 30, 1999. The large increase in other income is due to the high level of interest income generated on short-term investments held as a result of the equity transactions completed during fiscal 2000 along with a decline in interest expense due to the repayment of the note payable in June 2000.

      NET LOSS

      Our net loss increased from $1.6 million or $0.37 per share for the year ended September 30, 1999 to $6.7 million or $0.60 per share for the year ended September 30, 2000, reflecting that our higher gross profit earned in the year ended September 30, 2000 was offset by higher operating expenses for the same period. We expect to incur losses for at least the next 18 months.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

      The 1999 fiscal year described below represents the twelve months ended September 30, 1999. The 1998 fiscal year described below represents the nine-month period ended September 30, 1998. This short period is a consequence of the October 1998 management buyout of our business from NewKidCo, which had a December 31 fiscal year end. You should take the resulting three-month discrepancy into account when considering each of the following comparisons of our operating results, in addition to any other factors we identify below as having affected specific periods.

      REVENUE

      Total revenue increased from $1.5 million for the nine-month period ended September 30, 1998, to $3.3 million for the year ended September 30, 1999, representing a 120% increase in revenue. This increase is primarily attributable to the higher license and service revenues associated with the launch in May 1999 of the first version of XMetaL and the release of a new version of HoTMetaL in October 1998. The revenue increase derived from XMetaL and the new version of HoTMetaL was partially offset by a revenue disruption resulting from a change in a major distribution relationship. For the nine-month period ended September 30, 1998, all our revenues were derived from HoTMetaL product license revenues.

      COST OF REVENUES

      Cost of revenues increased from $322 thousand for the nine-month period ended September 30, 1998, to $636 thousand for the year ended September 30, 1999, as a result of higher royalties and production costs associated with the release of HoTMetaL in October 1998.

      SALES AND MARKETING

      Sales and marketing expenses increased from $794 thousand for the nine-month period ended September 30, 1998, to $2.0 million for the year ended September 30, 1999. The increase is primarily attributable to an increase in sales and marketing personnel and the increased marketing program expenditures associated with the launches of new versions of HoTMetaL and XMetaL.

      RESEARCH AND DEVELOPMENT

      Research and development expenses increased from $798 thousand for the nine-month period ended September 30, 1998, to $1.1 million for the year ended September 30, 1999. The increase was primarily attributable to the development of XMetaL.

      We expect that research and development expenses will increase in absolute dollars in future periods based on our belief that continued investment in research and development is critical to attaining our strategic objectives. To date, all software development costs have been expensed in the period incurred.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased from $902 thousand for the nine-month period ended September 30, 1998, to $1.1 million for the year ended September 30, 1999. The increase was primarily due to increased personnel and facility expenses necessary to support our expanding operations.

      NET LOSS

      Our net loss increased from $1.3 million for the nine-month period ended September 30, 1998, to $1.6 million for the year ended September 1999 primarily reflecting higher sales and marketing and research and development expenses that offset higher revenues generated by XMetaL and the release of a new version of HoTMetaL.

      LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity and debt securities. From December 1999 through September 2000, we raised approximately $22.0 million in net proceeds from equity financings in order to expand our sales and marketing and product development efforts and support our administrative infrastructure.

      The number of days our accounts receivable balances are outstanding increased in fiscal 2000 to 46 days from 39 days in fiscal 1999. This increase can be attributed to the large volume of sales realized in the last quarter of fiscal 2000.

      For the years ended September 30, 2000 and 1999 and the nine-month period ended September 30, 1998, net cash used for operating activities was $4.9 million, $1.4 million, and $1.2 million, respectively. For the years ended September 30, 2000 and 1999 and the nine-month period ended September 30, 1998, respectively, the increase in cash used for operating activities was primarily due to net losses of $6.7 million, $1.6 million, and $1.3 million respectively, offset by changes in operating working capital.

      Net cash used in investing activities was $1.0 million, $185 thousand, and $23 thousand for the years ended September 30, 2000 and 1999 and the nine-month period ended September 30, 1998, respectively. Cash used in investing activities for the year ended September 30, 2000 related to the purchase of capital assets, mainly computer hardware and software to build our information technology infrastructure and as a result of increasing headcount. At September 30, 2000, we do not have any material commitments for capital expenditures. We anticipate a modest increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

      Net cash provided by financing activities was $21.6 million, $2.5 million and $1.4 million for the years ended September 30, 2000 and 1999 and the nine-month period ended September 30, 1998, respectively. The cash provided in the year ended September 30, 2000 resulted primarily from net proceeds from equity financings. The cash provided in the prior periods resulted primarily from net proceeds of private financings.

      As of September 30, 2000, our principal sources of liquidity included approximately $16.3 million of cash and cash equivalents.

     We believe that we have sufficient cash, cash equivalents and short-term investments to meet our presently anticipated operating losses and working capital requirements for at least the next 18 months. After that time, additional funds may be required to support our working capital requirements or for other purposes. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will financing of continued net losses and negative cash flows. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. We may seek to raise such additional funds through public or private equity or debt financings or from other sources. We cannot assure you that additional financing will be available at all or, if available, on terms favorable to us or that any additional financing will not be dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

      We have adopted the recently issued accounting standard SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," effective for our fiscal year ended September 30, 2001. It requires that all derivatives be recognized as either assets or liabilities and measured at fair value. The criteria for determining whether all or a portion of a derivative instrument may be designated as a hedge has changed. Derivatives that are fair market value hedges, together with the financial instrument being hedged, will be marked to market with adjustments reflected in income. Derivatives which are cash flow hedges will be marked to market with adjustments reflected in comprehensive income. As at September 30, 2000, we have not entered into any derivative contracts. Further, as at September 30, 2000, we have completed a review of all contracts for embedded derivatives and none were noted. Thus, the adoption of SFAS 133 will not have a significant impact on either our statement of operations or financial position. In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B amends Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") to further defer the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle. The change in the revenue recognition policy could result in a cumulative adjustment in the quarter the Company adopts SAB 101. The Company has fully assessed the implications of SAB 101 and management believes the adoption of this statement will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM  7. FINANCIAL STATEMENTS
         ---------------------

         Our financial statements, including the auditor's report and notes to the financial statements, appear on pages F-1 to F-23, which follow immediately after the signature page on page II-47. Pages F-1 to F-23 are incorporated herein by reference.

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None

                                    PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           -------------------------------------------------------------
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
           -------------------------------------------------


EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The following table sets out certain information regarding the directors, executive officers and key employees of SoftQuad Software, Ltd. as of November 30, 2000.

               NAME                     AGE                    POSITION
----------------------------------  ---------   ----------------------------------------------------------
Roberto Drassinower                     37      Chief Executive Officer and Director
Andrew Muroff                           32      President and Director
David R. Lewis                          55      Chief Financial Officer,  Secretary and Treasurer
Bruce Sharpe                            46      Chief Technology Officer
Peter Sharpe                            48      Chief Scientist
Margo Day                               40      Executive Vice President of Strategy & Business Development
Pamela Geoga                            49      Vice President of Sales
Joan Dea                                37      Director
Robert Bagga                            31      Director
Brock Armstrong                         54      Director
Lawrence Goldberg                       50      Director

ROBERTO DRASSINOWER has served as the President and Chief Executive Officer of SoftQuad Canada since its inception in October 1998. He was appointed to the same positions with SoftQuad Software, Ltd., and elected as a director of SoftQuad Software, Ltd., on its inception in April 2000. He began his career with SoftQuad in January 1996, when it was part of SoftQuad International Inc. Over the last three years, Mr. Drassinower has been instrumental in refocusing our business on our XML products. From January 1995 to December 1995, Mr. Drassinower served as President of Carolian Systems, a UNIX network management company. While with Carolian Systems, Mr. Drassinower was responsible for research and development, technical support and developing a successful corporate sales team serving customers such as Compaq, Pepsi and 3M. Mr. Drassinower has worked in the software industry since 1985 and has over seven years experience managing technology businesses. In addition, Mr. Drassinower has over five years experience as a software engineer and systems designer.

ANDREW MUROFF, MBA, has many years of experience in leading mergers and acquisitions efforts, for high-tech public companies having led and closed about $100 million in acquisitions for a publicly traded company as well as having headed up business development for an international internet service provider. Before joining SoftQuad as President, Mr. Muroff was Director of Corporate and Legal Development of CYBERPLEX, Inc (CX:TSE), an international internet professional services firm, from January 1999 to October 2000. From May 1996 to December 1998, Mr. Muroff was Director of Business Development at Managed Network Systems, Inc., an international internet communications provider, where he cultivated key strategic partnerships. . Mr. Muroff is a member of the Michigan Bar and holds an MBA degree from the University of Windsor, a BA in Economics from the University of Western Ontario and a law degree from the Detroit College of Law at Michigan State University.

DAVID R. LEWIS, CA has nearly 30 years of business experience including more than 15 years in the high-tech industry with specific software and Internet experience in the B2C and B2B global marketplaces. Since 1992, he has been CFO to a number of Nasdaq-listed companies, accumulating strong global experience in the software and B2C/B2B marketplaces. Prior to joining SoftQuad, from July 1999 to October 2000 he was CFO, Corporate Secretary, and Treasurer for SUMmedia.com Inc., a publicly traded (OTC Bulletin Board: ISUM), global, internet media and marketing company in the content management applications and solution sectors. From March 1999 to July 1999, Mr. Lewis was Chief Financial Officer of Alya International, Inc. (OTCBB: ALYA), a publicly listed software company engaged in the electronic security industry. From March 1998 to December 1999, Mr. Lewis was Chief Financial Officer, Corporate Secretary, and Director of Net Nanny Software International Inc. (V. NNS; OTCBB:NNSWF), a publicly listed software company involved in the personal computer e-commerce business. From September 1996 to February 1998, Mr. Lewis was Chief Financial Officer, Director and Corporate Secretary for Big Server Software Inc., a software company which developed enterprise-wide business databases. From July 1994 to February 1996, Mr. Lewis was Chief Financial Officer of Weir Jones Automotive Inc., a developer of patented automotive security devices. Mr. Lewis is a Chartered Accountant and holds a Bachelor of Engineering from Dalhousie University.

BRUCE SHARPE has served as the Chief Technology Officer of SoftQuad Canada since its inception in October 1998. He was appointed to the same position with SoftQuad Software, Ltd., and elected as a director of SoftQuad Software, Ltd., on its inception in April 2000. He held the same position when our business was conducted by SoftQuad International Inc. from January 1996 to October 1998. His responsibilities include product development activities, product design, feature selection, project management and quality assurance. From October 1993 to December 1995, Mr. Sharpe was the Director of R&D at Gravis Computer Technologies Ltd., a manufacturer of PC peripherals. Mr. Sharpe holds a Ph.D. in mathematics from the University of British Columbia. He is the brother of Peter Sharpe.

PETER SHARPE has served as the Chief Scientist of SoftQuad Canada since its inception in October 1998. He was appointed to the same position with SoftQuad Software, Ltd. on its inception in April 2000. He held the same position when our business was conducted by SoftQuad International Inc. from August 1996 to October 1998. Mr. Sharpe is the head designer and lead programmer of our products, including HoTMetaL and XMetaL. Mr. Sharpe was one of the founders of SoftQuad International Inc., and held the position of Director of SGML Development from February 1986 to May 1996. Mr. Sharpe was one of the original creators of XML and worked with other industry participants to define the XML standard as a founding member of the World Wide Web Consortium and its XML Technical Working Group. Mr. Sharpe holds a Masters of Science-Mathematics from the University of Toronto. He is the brother of Bruce Sharpe.

MARGO DAY has served as Vice President, Business Development of SoftQuad Software, Ltd. from April 2000 to October 2000. and Executive Vice President Strategy & Business Development from October 2000. From August 1999 to March 2000, Ms. Day was Vice President and Managing Director of Go2Net, one of the Internet's leading networks. While with Go2Net, she created HyperMart Business Unit, a leading small business e-commerce solutions-hosting community that now boasts more than 800,000 members. From November 1998 to July 1999, Ms. Day was Executive Vice President of Medweb, a provider of web-based telemedicine solutions. From April 1992 to September 1998, Ms. Day was with Lotus Development Corp., a provider of knowledge management, e-business, desktop, and collaborative software, and professional services, where she held increasingly senior roles, including Senior Director for North American small and medium business, sales and field marketing, Director of Enterprise Sales, and Director of US Business Partner Sales.

PAMELA GEOGA has served as Vice President, Sales, of SoftQuad Canada and SoftQuad Software, Ltd. since March 2000. For 25 years until July 1998, Ms. Geoga worked for IBM Corporation and its subsidiary Lotus Development Corp. As Vice President, North America, for Lotus, a position she held from May 1988 to July 1998, Ms. Geoga led sales and service teams of up to 800 professionals generating annual revenues of approximately $600 million. Under her direction, the North American division evolved from a group of independent operating units into a fully integrated operation with dynamic, cross-organizational teams focused on specific market segments. She also introduced the Lotus Solution Sales process, a process which became a standard for IBM senior executives worldwide. Ms. Geoga holds a Bachelor of Science degree from Western Michigan University.

JOAN DEA has been a director of SoftQuad Software, Ltd. since June 13, 2000. Ms. Dea is currently a Vice President and an officer of The Boston Consulting Group ("BCG"). Ms. Dea became an officer of BCG in 1994 after its merger with The Canada Consulting Group. She had been with Canada Consulting since 1989 and was a manager at the time of the merger. At BCG, Ms. Dea has co-led the development of BCG's global e-ventures business, which incubates and builds e-commerce businesses. Some of the e-commerce ventures Ms. Dea has been instrumental in building include a comprehensive consumer electronics navigation and retail site, a licensing marketplace for pharmaceutical companies and a B2B exchange. Ms. Dea also has extensive international consulting experience assisting corporations improve their competitiveness and performance. From 1995 to 1999, Ms. Dea built and led BCG's Canadian financial services practice. Ms. Dea holds a B.A. Economics and Political Science from Yale University and an MSc Economics (International Relations) from the London School of Economics.

ROBERT BAGGA has been a director of SoftQuad Software, Ltd. since July 27, 2000. Mr. Bagga is currently the Chief Executive Officer of iJoin.com, Inc., a provider of online B2B creative solutions. Mr. Bagga founded Barter Business Exchange in 1993, and held the position of Chief Executive Officer until March 1999, when he successfully negotiated the merger of Barter Business Exchange with Seattle-based International Barter Corporation. The Company created by the merger, Ubarter.com, quickly became one of the world's largest B2B barter companies. After the merger, Mr. Bagga held the position of Chief Operating
Officer of Ubarter.com until March 2000, when he became the Chief Executive Officer of iJoin.com. Mr. Bagga studied economics at York University. He has served on the Board of Directors of the International Reciprocal Trade Association, where he headed the Certification Committee responsible for the Certified Trade Broker Program, and is currently a member of the Young Entrepreneurs Organization.

LAWRENCE GOLDBERG is the Executive Vice President and Chief Financial Officer of Pinetree Capital Corp. Mr. Goldeberg, a Chartered Accountant, brings with him over 20 years of experience in the software industry. During that time, he has worked in both a financial and operational capacity with a number of companies, typically during their periods of highest growth. In addition to his responsibilities at Pinetree, Mr. Goldberg sits on the Boards of many of Pinetree's investee companies, acting as an advisor to management of those companies.

BROCK ARMSTRONG is President and Chief Executive Officer of DC DiagnostiCare Inc. From August 1994 to April 1997 Mr. Armstrong was Executive Vice President of London Insurance Group, a Canadian financial services company with operations in Canada, the United States and Asia. From April 1997 to October 1998 Mr. Armstrong was Senior Vice President of The Prudential Insurance Company of America, one of the largest life insurance companies in the United States. From October 1998 to December 1999 Mr. Armstrong was President of ING Equitable Life and Chief Executive Officer - Annuities of ING US Retail Financial Services, both US subsidiaries of ING Group a global financial services company. Mr. Armstrong is an experienced senior executive with a proven record of creating and managing profitable growth as well as significant experience in mergers and acquisitions. Mr. Armstrong is a Chartered Accountant and holds an Honours Bachelor of Business Administration degree from the University of Western Ontario.

BOARD OF DIRECTORS

     There currently are six directors of SoftQuad Software, Ltd. Directors hold office until the next annual meeting of stockholders or until their successors are elected or appointed. Executive officers are appointed by and serve at the discretion of the board of directors.

      BOARD COMMITTEES

     The board of directors currently has an audit committee consisting of Joan Dea and Brock Armstrong, neither of whom is an employee. The audit committee makes recommendations to the board of directors regarding the selection of independent accountants, reviews the results and scope of audit and other services provided by our independent accountants and reviews and evaluates our audit and control functions.

     The board of directors also has a compensation committee consisting of Joan Dea and Robert Bagga. The compensation committee makes recommendations regarding compensation and benefits, including stock options, given to our employees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

     Section 16(a) of the Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's directors and officers and persons who own more than 10% of SoftQuad's Common Stock (collectively, "Insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Insiders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based soley upon a review of copies of such forms received by the Company, the Company believes that its Reporting Persons have compiled with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended Septemer 30, 2000, except for the following:

     Margo Day, an officer of the Company, filed a late Statement of Changes in Beneficial Ownership on Form 4 reflecting the receipt of a stock option, and Michael Mendelson, a former director of the Company, has not filed an Annual Statement of Changes in Beneficial Ownership on Form 5 reflecting the receipt of a stock option.

ITEM  10.         EXECUTIVE COMPENSATION
                  ----------------------

EXECUTIVE COMPENSATION

     The following table sets forth information concerning total compensation paid to our chief executive officer and other members of the executive team in excess of $100,000 for services rendered during the fiscal year ended September 30, 2000 and 1999, for services in all capacities to the Company since its inception. In accordance with the rules of the SEC, the compensation described in this table does not include perquisites and other personal benefits totaling less than 10% of the total salary and bonus reported. The columns for "Other Annual Compensation" and "All Other Compensation" have been omitted because there is no such compensation required to be reported.

                                                                                                     LONG-TERM COMPENSATION
                                                          ANNUAL COMPENSATION                                AWARDS
                                                       -----------------------      -----------------------------------------
                                                                                                      NUMBER OF SECURITIES
Executive                                     YEAR       SALARY        BONUS          OTHER            UNDERLYING OPTIONS
---------                                     ----     ----------    ---------      ---------        -----------------------
Roberto Drassinower - CEO.................    2000      $102,092      $77,050        $120,000(1)            400,000
Roberto Drassinower - CEO                     1999       $80,000      $27,000                               550,010
Bruce Sharpe - Chief Technology Officer       2000       $80,400      $30,150                                50,000
Peter Sharpe - Chief Scientist                2000       $80,400      $30,150                                50,000
Nick Mongston - Managing Director of
                 SoftQuad Software (UK) Ltd.  2000       $98,150      $40,540                                60,000
Johnathan Sachs (2) - Vice President of
                       Marketing              2000       $98,300      $13,400                                50,000

(1) Represents  housing loan
(2) Johnathan Sachs left SoftQuad effective October, 2000.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth each grant of stock options during the fiscal year ended September 30, 2000 to the named executive officers. The percentage of total options set forth below is based on an aggregate of 2,658,700 options granted to employees during the fiscal year ended September 30, 2000. The market value on the date of grant has been determined by our board of directors. Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the SEC and do not represent our estimate or projection of the future common stock price.

                                INDIVIDUAL GRANTS
                                                 PERCENT OF
                                                   TOTAL
                                    NUMBER OF     OPTIONS
                                    SECURITIES   GRANTED TO                            POTENTIAL REALIZABLE VALUE AT
                                    UNDERLYING   EMPLOYEES    EXERCISE                 ASSUMED ANNUAL RATES OF STOCK
                                     OPTIONS     IN FISCAL      PRICE     EXPIRATION    PRICE APPREASTION FOR OPTION
                                     GRANTED        2000      ($/SHARE)      DATE                   TERM
                                                                                             5%              10%
Roberto Drassinower -                400,000        15%         $1.44      2/25/2010       $362,200       $918,000
Bruce Sharpe -                        50,000         2%         $1.44      2/25/2010       $ 45,300       $114,700
Peter Sharpe -                        50,000         2%         $1.44      2/25/2010       $ 45,300       $114,700
Nick Mongston -                       60,000         2%         $1.44      2/25/2010       $ 54,300       $137,700
Johnathan Sachs -                     50,000         2%         $1.44      2/25/2010       $ 45,300       $114,700

OPTION VALUES

     The following table sets forth the number and value of securities underlying unexercised options that are held by the name executive officers as of September 30, 2000. No officer exercised any options during the fiscal year ended September 30, 2000. The value of unexercised in-the-money options is based on the fair market value of our common stock on September 30, 2000 of $7.00, as quoted on the OTC Bulletin Board, minus the actual exercise price.

                                             NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                           UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                        OPTIONS AT SEPTEMBER 30, 2000          AT SEPTEMBER 30, 2000 ($)
                                        -----------------------------        --------------------------------
                                        Exercisable     Unexercisable        Exercisable        Unexercisable
                                        -----------     -------------        -----------        -------------
Roberto Drassinower.................      340,010          610,000            $2,378,000         $3,694,000
Bruce Sharpe                              193,330          190,000            $1,352,000           $278,000
Peter Sharpe                              193,330          190,000            $1,352,000           $278,000
Nick  Mongston                               -              60,000                                 $334,000
SoftQuad Software (UK)
Johnathan Sachs                           193,330          190,000            $1,352,000           $278,000

DIRECTORS COMPENSATION

      Directors currently do not receive any cash compensation for their services as members of the board of directors, although members are reimbursed for actual and reasonable out of pocket expenses in connection with attendance at board of directors and committee meetings. Directors are eligible to participate in our 2000 Stock Option Plan and may receive options at the discretion of the board of directors. For a description of this plan, please see "Employee Benefit Plans." On February 25, 2000, in consideration for their agreement to serve as directors, we granted to each of Sheldon Inwentash , Michael Mendelson (or their nominees) and Joan Dea options to purchase 80,000 shares of common stock, all at an exercise price of $1.44 per share. Messrs. Inwentash and Mendelson no longer are directors. On July 27, 2000, in consideration for his agreement to serve as a director, we granted to Robert Bagga options to purchase 80,000 shares of common stock, at an exercise price of $7.50 per share. On December 13, 2000, in consideration for their agreement to serve as directors, we granted to each of Lawrence Goldberg and Brock Armstrong options to purchase 80,000 shares of common stock, all at an exercise price of $3.25 per share. All of these options become exercisable as to one-third of the underlying shares on each of the yearly anniversaries of the date of grant. They expire ten years from the date of grant.

ITEM  11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         The following tables set forth certain information regarding the beneficial ownership of SoftQuad Common Stock as of September 30, 2000, unless otherwise noted, by (i) all persons who, to SoftQuad's knowledge, are beneficial owners of five percent or more of the Common Stock, (ii) each member of the Board of Directors, (iii) each of the executive officers of SoftQuad named in
Item 10, and (iv) all current directors and executive officers of SoftQuad as a group. Unless otherwise noted, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned by them, subject to community property laws, where applicable

                                                       Number of                   Percent of
              Name and Address                         Shares of              Outstanding Shares of
            of Beneficial Owner                       Common Stock                Common Stock
     ----------------------------------------    -------------------------    ---------------------
     James Clark (1)                                     3,220,285                    24.4%
     Pinetree Capital Corporation (2)                    2,710,128                    20.5%
     VC Advantage Limited Partnership,
     Thomson Kernaghan & Co. Ltd. and CALP
     II LP (3)                                           1,599,775                     9.9%
     Hammock Group Ltd (4)                               1,545,667                     9.9%
     Roberto Drassinower  - CEO (5)                        482,870                     3.5%
     Bruce Sharpe (6)                                      336,190                     2.5%
     Peter Sharpe (6)                                      336,190                     2.5%
     Jonathan Sachs                                        336,190                     2.5%
     All current directors and executive
     officers of the Company as a group (11 persons)(7)  1,230,250                     8.5%

    (1) Mr. Clark's address is Prasanmir Place 164/5 Sukhimrit Soi 23 Bangkok Thailand 10110

    (2) Includes 2,670,560 exchangeable shares of SAC. Pinetree's address is 130 King Street West, Suite 2810, Toronto, Ontario, Canada M5X 1A9

    (3) Two executive officers of Thomson Kernaghan (including the Chairman) are also executive officers of the general partner of VC Advantage Limited Partnership and general partner of CALP II LP. Accordingly, Thomson Kernaghan, VC Advantage and CALP II may be considered a group which beneficially owns all the shares beneficially owned by any of them. Under an agreement with the Company, Thomson Kernaghan, VC Advantage and CALP II agreed not to have the right to convert any preferred stock or exercise any warrants or special warrant if, after having given effect the conversion or exercise, all of them considered as a group would be deemed to own more than 9.9% of the then outstanding common stock. If not for this agreement, Thomson Kernaghan, VC Advantage and CALP II, considered as a group, would beneficially own 5,285,715 shares of common stock, including 1,806,738 shares of common stock issuable upon conversion of preferred stock, 91,422 shares of common stock issuable upon exercise of special warrants and 1,787,777 shares of common stock issuable upon exercise of warrants. The address for the group is 365 Bay Street, 10th floor, Toronto, Ontario, Canada M5H 2V2.

    (4) Under an agreement with the Company, Hammock agreed not to have the right to convert any preferred stock or exercise any warrants if, after having given effect the conversion or exercise, it would be deemed to beneficially own more than 9.9% of the then outstanding common stock. If not for this agreement, Hammock would beneficially own 1,545,667 shares of common stock, including 1,267,889 shares of common stock issuable upon conversion of preferred stock and 277,778 shares of common stock issuable upon exercise of warrants. Hammock's address is 365 Bay Street, 10th floor, Toronto, Ontario, Canada M5H 2V2.

    (5) Includes 142,860 exchangeable shares of SAC and 340,010 shares of common stock issuable upon exercise of options.

    (6) Includes 142,860 exchangeable shares of SAC and 193,330 shares of common stock issuable upon exericise of options.

    (7) Includes 428,580 exchangeable shares of SAC and 801,670 shares of common stock issuable upon exercise of options.

    ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                      ----------------------------------------------

    FINANCINGS

    We have engaged in financing transactions in which the amount involved exceeded $60,000 with the following persons who, on or prior to October 2, 2000, beneficially owned more than 5% of our common stock: Beacon M International Investments Inc. ("Beacon"), Hammock Group Ltd., Pinetree Capital Corp. ("Pinetree"), Thomson Kernaghan & Co. Limited, VC Advantage Limited Partnership, CALP II LP and James Clark. One of our former directors, Sheldon Inwentash, is a director and officer of, and owner of a greater than 10% equity interest in, Pinetree. In addition, we have engaged in transactions in which the amount involved exceeded $60,000 with KBL Capital Partners Inc. and KBL Technology Funding Inc. Each of Mr. Inwentash and Michael Mendelson, who also was one of our directors, is a director and officer of KBL Capital Partners. In addition, each of Michael Mendelson and Pinetree is an owner of a greater than 10% equity interest in KBL Capital Partners. Mr. Mendelson is also a director and officer of, and owner of a greater than 10% interest in, KBL Technology Funding. Mr. Clark was chairman and a director of SoftQuad Canada from July, 1998 until August 1, 2000. The following is a description of these transactions.

     On November 6, 1998, we issued 2,285,700 shares of common stock to James Clark, at a price of approximately $0.23 per share, for aggregate gross proceeds of $525,711.

     On April 9, 1999, we issued 1,947,040 shares of common stock to Pinetree and 623,055 shares of common stock to James Clark, each at approximately $0.43 per share, for aggregate gross proceeds of $1,105,141. In connection with the issuance of these shares, we issued warrants to purchase 973,520 shares of common stock to Pinetree, and warrants to purchase 311,530 shares of common stock to Mr. Clark, each with an exercise price of $0.43 and we paid an investment advisory fee to KBL Capital Partners of $41,563, 58,410 shares of common stock and warrants to purchase 233,645 shares of common stock with an exercise price of $0.43 per share. After the completion of this financing, we entered into an advisory services agreement with KBL Capital Partners under which KBL Capital Partners was to receive $3,330 per month for a term of twelve months (automatically renewable subject to termination by us), together with an advisory fee of $13,300 for advisory services in connection with structuring and venture financing, and an advisory fee of $500,000 for services in connection with preparation, structuring and executing a series of private placements. This advisory services agreement was subsequently amended on July 31, 1999 to extend its initial term to July 31, 2000, which term has subsequently been renewed, and to increase the monthly fee to $6,650 per month.

     On May 14, 1999, we issued 228,160 shares of common stock to Beacon, at approximately $0.43 per share, for aggregate gross proceeds of $98,110. In connection with that transaction, we issued warrants to purchase 114,080 shares of common stock to Beacon with an exercise price of $0.43 per share, and paid an investment advisory fee to KBL Capital Partners of $4,870, plus 6,845 shares of common stock and warrants to purchase 18,255 shares of common stock with an exercise price of $0.43 per share.

     On July 30, 1999, KBL Technology Funding acted as agent in connection with the issuance by us of $697,522 of debt. In connection with this issuance, we issued 1,025,000 warrants to purchase shares of common stock to KBL Technology Funding at an exercise price of $0.43 and paid KBL Capital Partners a placement fee of $67,114 and warrants to purchase 102,500 shares of common stock at an exercise price of $0.43.

     On September 30, 1999, KBL Technology Funding (as agent), James Clark, Pinetree and Beacon sold their warrants to us in exchange for shares of common stock on a 1-for-1 basis, with 1,025,000 shares issued to KBL Technology Funding (as agent), 311,530 shares issued to James Clark, 723,520 shares issued to Pinetree and 718,480 shares issued to Beacon.

     On December 16, 1999, VC Advantage purchased 736,702 shares of our common stock at a price of approximately $1.3574 per share, aggregating $1,000,000. On December 16, 1999, VC Advantage also purchased 1,473,405 shares of Class A preferred stock at approximately $1.3574 per share, aggregating $2 million. In connection with this transaction, VC Advantage received warrants, exercisable on or before December 16, 2002, with an exercise price of $1.3574 per share, to purchase an aggregate of 442,022 shares of common stock of FinanceCo. In addition, Thomson Kernaghan, for its services as agent in respect of these transactions, received warrants to purchase an aggregate of 221,011 shares of common stock on identical terms and received a sales commission of 7% of the offering (for an aggregate of $210,000).

     On February 25, 2000, in consideration for advisory services rendered, we granted to each of Sheldon Inwenash and Michael Mendelson options to purchase 80,000 shares of common stock, and Bo Manor ( who holds a 7.9% interest in KBL) options to acquire 60,000 shares of common stock, all at an exercise price of $1.44 per share.

     On February 28, 2000, VC Advantage purchased 1,033,333 shares of Class B preferred stock and Hammock purchased 688,889 shares of Class B preferred stock at a price of $2.90 per share, for aggregate gross proceeds of $5 million. In connection with this transaction, VC Advantage and Hammock received warrants, exercisable on or before February 28, 2003, to purchase an aggregate of 694,445 shares of common stock, with an exercise price of $1.53 per share (Hammock received 277,778 and VC Advantage received 416,667), and Thomson Kernaghan, for its services as agent in respect of this purchase, received warrants to purchase 347,223 shares of common stock on identical terms and received a sales commission of 7% of the offering (for an aggregate of $350,000).

     On February 29, 2000, in connection with our sale of 1,000,000 special warrants at a price of $2.50 per special warrant, Thomson Kernaghan received an agency fee of warrants to purchase 100,000 shares of common stock, with an exercise price of $2.50 per share, exercisable on or before February 28, 2003, and a fee in the amount of 8% of the offering (for an aggregate of $200,000).

     On April 18 and 20, 2000, we issued an aggregate of 200,010 shares of common stock to institutional investors, including CALP II, for a purchase price per share of $7.50, special warrants to acquire 1,906,660 shares of common stock at a purchase price per special warrant of $7.50, and warrants to purchase 1,053,335 shares of common stock at an exercise price of $12.50 per share, for gross proceeds of $15,800,025. On June 5, 2000, we issued special warrants to acquire 44,760 shares of common stock at a purchase price per special warrant of $7.50, and warrants to purchase 22,380 shares of common stock at an exercise price of $12.50 per share, for gross proceeds of $335,750. Under the terms of the warrants issued in the April and June transactions, from September 30, 2000 until the effectiveness of a registration statement covering the shares underlying the warrants (and satisfaction of a related condition concerning the qualification of a prospectus in certain Canadian provinces), the average warrant exercise price declines by $0.0082 each day until October 31, 2000 and by $0.50 per month thereafter, to a minimum exercise price of $3.75. Thomson Kernaghan, for its services as agent in respect of these private placements, received $1,290,858 plus compensation options exercisable at no cost for warrants to purchase 215,143 shares of common stock with an exercise price of $7.50 per share, exercisable at any time on or prior to the second anniversary of the date of effectiveness of the registration statement filed for the shares underlying these warrants.

     On May 29, 2000, we issued 88,409 shares of common stock valued at $119,500 to Thomson Kernaghan in consideration of financial advisory services provided pursuant to a financial advisory services agreement dated as of December 10, 1999.

OPTION GRANTS TO DIRECTORS

     Please  see  "Executive   Compensation--Directors'   Compensation"   for  a
description of stock options granted to directors for service as directors.

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including loans between us and our officers, directors, principal stockholders and their affiliates, will be approved by a majority of the board of directors, including a majority of the independent outside directors on the board of directors, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM  14.         EXHIBITS LIST AND REPORTS ON FORM 8-K
                  -------------------------------------

                  None

a)  Exhibits

Exhibit No.                Description
-----------                -----------

2.1(1) Acquisition Agreement among SoftQuad Software, Ltd., SoftQuad Acquisition Corp. and SoftQuad Canada, dated December 16, 1999

2.2(2) Plan and Agreement of Merger between The American Sports Machine, Inc. and SoftQuad Software, Ltd., dated March 1, 2000

2.3(2) Agreement and Plan of Reorganization among The American Sports Machine, Inc., SoftQuad Software, Ltd. and its Stockholders, dated March 1, 2000

2.4(4) Plan and Agreement of Merger between The American Sports Machine, Inc. and SoftQuad Software, Ltd., dated March 9, 2000

3.1(2)            Restated  Certificate of Incorporation  of SoftQuad  Software,
                  Ltd.

3.2(1)            Restated By-Laws of SoftQuad Software, Ltd.

4.1(1) Agent's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class A Convertible Stock Purchase Agreement, dated December 9, 1999

4.2(1) Purchaser's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class A Convertible Stock Purchase Agreement, dated December 9, 1999

4.3(1) VC Advantage Limited Partnership's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B Convertible Stock Purchase Agreement, dated February 28, 2000

4.4(1) Hammock Group Ltd.'s Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B Convertible Stock Purchase Agreement, dated February 28, 2000

4.5(1) Agent's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B Convertible Stock Purchase Agreement with VC Advantage Limited Partnership, dated February 29, 2000

4.6(1) Agent's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B Convertible Stock Purchase Agreement with Hammock Group Ltd., dated February 29, 2000

4.7(1) Agent's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Special Warrant Purchase Agreement dated, May 19, 2000

4.8(1) Special Warrant for Thomson Kernaghan & Co. Limited, as agent, to Purchase Shares of Common Stock of SoftQuad Software, Ltd., dated February 29, 2000

4.9(1) Form of Special Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd., issued in April 18, 20 and June 5, 2000 private placements

4.10(1)           Warrant Indenture  Agreement between SoftQuad  Software,  Ltd.
                  and Montreal Trust Company of Canada, dated April 18, 2000

4.11(2) Form of Subscription Agreement for Canadian Subscribers in April 18, 20 and June 5, 2000 private placements

4.12(2) Form of Subscription Agreement for American Subscribers in April 18, 20 and June 5, 2000 private placements

4.13(2) Registration Rights Agreement between SoftQuad Software Ltd., VC Advantage Limited Partnership and Thomson Kernaghan & Co. Limited, as agent, in connection with the Common Stock
                  Purchase Agreement, dated December 8, 1999 and the Class A Convertible Stock Purchase Agreement, dated December 9, 1999

4.14(2) Registration Rights Agreement between SoftQuad Software Ltd., VC Advantage Limited Partnership and Thomson Kernaghan & Co. Limited, as agent, in connection with the Class B Convertible Stock Purchase Agreement, dated February 28, 2000

4.15(2)           Registration  Rights Agreement  between SoftQuad Software Ltd.
                  Hammock Group Ltd. and Thomson Kernaghan & Co. Limited, as agent, in connection with the Class B Convertible Stock Purchase Agreement, dated February 28, 2000

4.16(2)           Registration Rights Agreement between SoftQuad Software,  Ltd.
                  and SmallCaps Online LLC, for itself and as agent, dated April 18, 2000

4.17(1)           Registration Rights Agreement between SoftQuad Software,  Ltd.
                  and Thomson Kernaghan & Co. Limited, for itself and as agent, dated April 18, 2000

9.1(3) Voting Trust and Exchange Agreement, among SoftQuad Software, Ltd., SoftQuad Acquisition Corp., SoftQuad Software, Inc. and Montreal Trust Company of Canada, dated February, 2000

10.1(3) Support Agreement between SoftQuad Software, Ltd. and SoftQuad Acquisition Corp., dated February, 2000

10.2(1)           Form of Option Holder  Lock-Up  Agreement,  dated December 10,
                  1999

10.3(1)           Form of Option Holder  Escrow  Agreement,  dated  December 16,
                  1999

10.4(1) Common Stock Purchase Agreement between SoftQuad Software, Ltd. (referredtointhis Report as FinanceCo.) and VC Advantage Limited Partnership, dated December 8, 1999

10.5(1) Class A Convertible Preferred Stock Purchase Agreement between SoftQuad Software,Ltd. and VC Advantage Limited Partnership, dated December 9, 1999

10.6(1) VC Advantage Limited Partnership Class B Convertible Preferred Stock Purchase Agreement, dated February 28, 2000

10.7(1)           Hammock  Group  Ltd.  Class  B  Convertible   Preferred  Stock
                  Purchase Agreement,dated February 28, 2000

10.8(1) Special Warrant Purchase Agreement between SoftQuad Software, Ltd. and Thomson Kernaghan & Co. Limited, as Agent, dated May 18, 2000

10.9(1) Engagement Letter Agreement between SoftQuad Software Inc and Thomson Kernaghan & ` Co. Limited, dated February 28, 2000

10.10(3) Form of Share Purchase Agreement for acquisition of shares of SoftQuad Software Inc.

10.11(3) Form of Option Exchange Agreement for acquisition of options of SoftQuad Software Inc.

10.12(1) Form of Indemnification Agreement between Registrant and its officers and directors

10.13(1)          2000 Stock Option Plan and Forms of Agreements thereunder

10.14(1)          Advisory Services Agreement between the SoftQuad Software Inc.
                  and KBLCapitalPartners, Inc., dated April 9, 1999, amended July 31, 1999

10.15(1) Agency Agreement between SodftQuad Software, Ltd. and Thomson Kernaghan & Co. Limited, dated April 18, 2000

10.16(1) Agency Agreement between SodftQuad Software, Ltd. and Small Caps Online LLC, dated April, 2000

21                Subsidiaries of the Registrant

27                Financial Data Schedule

------------------------------

(1) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-QSB dated August 14, 2000.

(2) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 9, 2000.

(3) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 21, 2000.

(4) Incorporated by reference to Exhibits to the Registrant's Definitive Information Statement on Schedule 14C dated March 21, 2000.

(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended September 30, 2000

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: Dec. 19, 2000
                            SOFTQUAD SOFTWARE, LTD.


                            By: /s/ Roberto Drassinower
                                 ------------------------------
                                    Roberto Drassinower
                                    Chief Executive Officer

         In accordance with the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 19, 2000       /s/  Roberto Drassinower
                              ---------------------------------------
                                    Roberto Drassinower
                                    Chief Executive Officer and Director
                                    (principal executive officer)

Date:  December 19, 2000       /s/  Andrew Muroff
                              ---------------------------------------
                                    Andrew Muroff
                                    President and Director

Date:  December 19, 2000       /s/  David R. Lewis
                              ---------------------------------------
                                    David R. Lewis
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

Date:  December 19, 2000       /s/  Joan Dea
                              ---------------------------------------
                                    Joan Dea
                                    Director

Date:  December 19, 2000       /s/  Robert Bagga
                              ---------------------------------------
                                    Robert Bagga
                                    Director

Date:  December 19, 2000       /s/  Lawrence Goldberg
                              ---------------------------------------
                                    Lawrence Goldberg
                                    Director

Date:  December 19, 2000       /s/  Brock Armstrong
                              ---------------------------------------
                                    Brock Armsrong
                                    Director

                               MANAGEMENT'S REPORT

Management is responsible for all information and representations contained in the consolidated financial statements and other sections of this Annual Report. Management believes that that the consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Annual Report is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

In meeting their responsibility for the reliability of the consolidated financial statements, management depends on the Company's system of internal accounting controls. These systems are designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with U.S generally accepted accounting principles. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for these consolidated financial statements through the Audit Committee, which is comprised solely of directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities. The Audit Committee also meets periodically with Deloitte & Touche LLP, the independent auditors, who have free access to the Audit Committee or the Board of Directors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

Deloitte & Touche LLP is engaged to express an opinion on our consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are not materially misleading and do not contain material errors.

David R. Lewis
Chief Financial Officer

November 2, 2000

DELOITTE & TOUCHE LLP
5140 YONGE STREET, SUITE 1700
TORONTO, ON M2N 6L7
CANADA

TEL: (416) 601 6150
FAX: (416) 229 2524                                              DELOITTE
WWW.DELOITE.CA                                                   & TOUCHE

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of SoftQuad Software, Ltd.


We have audited the accompanying consolidated balance sheets of SoftQuad Software, Ltd. as at September 30, 2000 and 1999 and the consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 2000 and 1999, and for the nine-month period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999 and for the nine-month period ended September 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Chartered Accountants

Toronto, Ontario
November 2, 2000, except as to Note 11
which is as of November 20, 2000

SOFTQUAD SOFTWARE, LTD.
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------------
                                                               ------------------------------------
                                                                           September 30,
                                                               ------------------------------------
                                                                     2000                1999
                                                               ----------------    ----------
ASSETS

CURRENT
   Cash and cash equivalents                                   $     16,305,820    $      726,784
   Accounts receivable (Note 4)                                       1,146,954           590,432
   Inventory                                                             71,954            21,776
   Prepaid expenses and deposits                                        482,226           137,032
----------------------------------------------------------------------------------------------------
                                                                     18,006,954         1,476,024

CAPITAL ASSETS (Note 5)                                               1,017,061           233,415

GOODWILL (net of cumulative amortization of
   $37,495 - 2000; $20,217 - 1999)                                       23,553            40,831

DEFERRED FINANCING COSTS                                                     -             54,441
----------------------------------------------------------------------------------------------------
                                                               $     19,047,568    $    1,804,711
====================================================================================================

See accompanying notes to the consolidated financial statements.

SOFTQUAD SOFTWARE, LTD.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         ------------------------------------
                                                                                                     September 30,
                                                                                         ------------------------------------
                                                                                               2000                1999
                                                                                         ----------------    ----------------
LIABILITIES

CURRENT
   Accounts payable                                                                      $        834,453    $      347,786
   Accrued legal fees                                                                             468,555             -
   Accrued commission                                                                                  -            145,941
   Accrued royalties                                                                                   -            133,779
   Other accruals                                                                               1,637,492           200,669
   Deferred revenue                                                                               129,844            30,404
   Current portion of notes payable (Note 6)                                                           -            697,522
------------------------------------------------------------------------------------------------------------------------------
                                                                                                3,070,344         1,556,101
NOTES PAYABLE (Note 6)                                                                                 -            100,035
------------------------------------------------------------------------------------------------------------------------------
                                                                                                3,070,344         1,656,136
------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 10)

SHAREHOLDERS' EQUITY (Note 7)

SHARE CAPITAL
   Preferred stock, par value $0.001 per share
     Authorized
         25,000,000 preferred shares
     Issued and outstanding
          1,473,405 (NIL at September 30,1999) Class A shares                                       1,473                -
          1,722,222 (NIL at September 30,1999) Class B shares                                       1,722                -
   Special voting stock, par value $0.001 per share
     Authorized
                  1 special voting share
     Issued and outstanding
                  1(NIL at September 30,1999) special voting share                                     1                 -
   Common stock, par value $0.001 per share
     Authorized
         50,000,000 shares
     Issued and outstanding

         12,473,472 shares (8,993,890 at September 30, 1999) (1)                                3,645,906         3,559,074
------------------------------------------------------------------------------------------------------------------------------
                                                                                                3,649,102         3,559,074
WARRANTS                                                                                        3,918,204                -
SPECIAL WARRANTS                                                                               13,240,802                -
------------------------------------------------------------------------------------------------------------------------------
                                                                                               20,808,108         3,559,074
DEFERRED STOCK COMPENSATION EXPENSE                                                              (655,992)         (357,675)
ADDITIONAL PAID-IN CAPITAL                                                                      5,699,597                -
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME                                                     (73,971)           30,805
DEFICIT                                                                                        (9,800,518)       (3,083,629)
------------------------------------------------------------------------------------------------------------------------------
                                                                                               15,977,224           148,575
------------------------------------------------------------------------------------------------------------------------------
                                                                                         $     19,047,568    $    1,804,711
------------------------------------------------------------------------------------------------------------------------------

(1) Includes 5,773,605 shares reserved for issuance upon the exchange of exchangeable shares.

See accompanying notes to the consolidated financial statements.

SOFTQUAD SOFTWARE, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Nine-Month
                                                                                                              Period Ended
                                                                                                              ------------
                                                                              Year ended September 30,
                                                                          --------------------------------   September 30,
                                                                                2000             1999              1998
                                                                          ---------------  ---------------   --------------
                                                                                                                (Note 3)
REVENUE
   Licenses                                                                 $  4,241,685       $3,291,335     $   1,466,138
   Services                                                                       44,077               -                 -
------------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                               4,285,762        3,291,335         1,466,138
------------------------------------------------------------------------- ---------------- ----------------- ----------------

COST OF REVENUE
   Licenses                                                                      527,550          572,167           261,632
   Services                                                                      338,612           63,494            60,234
------------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                 866,162          635,661           321,866
------------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                               3,419,600        2,655,674         1,144,272
------------------------------------------------------------------------- ---------------- ----------------- ----------------

EXPENSES

   Selling and marketing                                                       5,239,286        2,052,983           794,065
   Research and development                                                    1,957,856        1,069,449           797,604
   General and administrative                                                  3,359,868        1,093,730           901,958
------------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                              10,557,010        4,216,162         2,493,627
------------------------------------------------------------------------- ---------------- ----------------- ----------------

LOSS FROM OPERATIONS                                                          (7,137,410)      (1,560,488)       (1,349,355)
------------------------------------------------------------------------- ---------------- ----------------- ----------------

OTHER (INCOME) EXPENSES
   Interest                                                                     (584,864)          14,063                -
   Other expenses                                                                164,343           54,226                -
------------------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                (420,521)          68,289                -
------------------------------------------------------------------------- ---------------- ----------------- ----------------

NET LOSS BEFORE VALUE OF SHARE CAPITAL
   ISSUED ON ACQUISITION OF WARRANTS                                          (6,716,889)      (1,628,777)       (1,349,355)

VALUE OF SHARE CAPITAL ISSUED ON
   ACQUISITION OF WARRANTS                                                            -         1,387,647                -
------------------------------------------------------------------------- ---------------- ----------------- ----------------
NET LOSS                                                                  $   (6,716,889)  $   (3,016,424)   $   (1,349,355)
------------------------------------------------------------------------- ---------------- ----------------- ----------------

LOSS PER SHARE                                                            $        (0.60)  $        (0.37)
------------------------------------------------------------------------- ---------------- ----------------- ----------------
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                         11,158,648        4,377,000
------------------------------------------------------------------------- ---------------- ----------------- ----------------

See accompanying notes to the consolidated financial statements.

SOFTQUAD SOFTWARE, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                Net
                                                          Deferred               Accumulated  Investment
                                                           Stock    Additional     Other      by NewKidCo
                                  Shares/              Compensation   Paid-In   Comprehensive International,
                                 Warrants     Amount      Expense     Capital   Income (Loss)     Inc.    Deficit       Total
                                 --------     ------   ------------ ---------   ------------- ----------- -------       -----
                                 (Note 7)
BALANCE, JANUARY 1, 1998            -      $    -      $   -       $    -        $ -         $   -      $    -      $      -

COMPREHENSIVE LOSS
  Foreign currency translation      -           -          -            -         53,323         -           -          53,323
  Net loss                                                                                                           (1,349,355)
                                    -           -          -            -          -         (1,349,355)     -      ------------
TOTAL COMPREHENSIVE LOSS                                                                                             (1,296,032)
NET CONTRIBUTIONS BY
  NEWKIDCO INTERNATIONAL,
  INC.                              -           -          -            -          -          1,435,078      -       1,435,078
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998         -      $    -      $   -       $    -        $53,323    $   85,723  $    -      $  139,046
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1998                1  $        1  $   -       $    -        $ -         $   -      $    -      $        1
                                                                                                                    -----------

COMPREHENSIVE INCOME LOSS
  Foreign currency translation      -           -          -            -         30,805         -           -          30,805
  Net loss                          -           -          -            -          -             -       (3,016,424) (3,016,424)
                                                                                                                    -----------

TOTAL COMPREHENSIVE LOSS                                                                                             (2,985,619)
                                                                                                                    -----------

PREMIUM ON REDEMPTION
  OF COMMON STOCK                   -           -          -            -          -             -         (67,205)    (67,205)

ISSUANCE OF COMMON STOCK
  For cash                       5,863,509  1,726,861      -            -          -             -           -       1,726,861
  On acquisition of assets
(Note 2)                          703,705     161,374      -            -          -             -           -         161,374
  Repurchase of stock            (703,705)   (162,809)     -            -          -             -           -        (162,809)
  On acquisition of warrants     3,130,380  1,387,647      -            -          -             -           -       1,387,647
  As deferred stock

compensation                        -         446,000   (446,000)       -          -             -           -           -
    Amortization of stock based
      compensation                  -           -         88,325        -          -             -           -          88,325
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999      8,993,890  3,559,074   (357,675)       -         30,805         -       (3,083,629)   148,575

COMPREHENSIVE LOSS
  Foreign currency translation      -           -          -            -        (104,776)       -           -        (104,776)
  Net loss                          -           -          -            -          -             -       (6,716,889) (6,716,889)
                                                                                                                    -----------
TOTAL COMPREHENSIVE LOSS                                                                                             (6,821,665)
                                                                                                                    -----------
ISSUANCE OF COMMON STOCK
  For cash                        936,711         936      -          793,048      -             -               -     793,984
  As deferred stock
compensation                                            (622,985)     622,985      -             -           -           -
  Amortization of stock based
    compensation                    -           -        324,668        -          -             -           -         324,668
  In satisfaction of debt         342,870      85,756      -          138,007      -             -           -         223,763
  Resulting from reverse

takeover                         2,200,000        140      -            -          -             -           -             140

ISSUANCE OF SPECIAL
  VOTING STOCK                          1           1      -            -          -             -           -               1

ISSUANCE OF PREFERRED
  STOCK

    Class A                      1,473,405      1,473      -        1,153,347      -             -           -       1,154,820
    Class B                      1,722,222      1,722      -        2,992,210      -             -           -       2,993,932

ISSUANCE OF WARRANTS             3,095,558  3,918,204      -            -          -             -           -       3,918,204

ISSUANCE OF SPECIAL
  WARRANTS                       2,951,420 13,240,802      -            -          -             -           -       13,240,802
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000      21,716,077$20,808,108 $(655,992)  $5,699,597    $(73,971)  $    -      $(9,800,518)$15,977,224
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

SOFTQUAD SOFTWARE, LTD.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Nine-Month
                                                                                  Year ended September 30,      Period Ended
                                                                              ------------------------------   September 30,
                                                                                   2000             1999            1998
                                                                              --------------   --------------  --------------
                                                                                                                  (Note 3)
NET INFLOW (OUTFLOW) OF CASH RELATED
   TO THE FOLLOWING ACTIVITIES
OPERATING
   Net loss                                                                   $   (6,716,889)  $   (1,628,777) $  (1,349,355)
   Items not affecting cash:
      Loss on disposal of capital assets                                              59,253           10,140          -
      Compensation under stock option plan                                           324,668           88,325          -
      Amortization of capital assets                                                 191,138           77,337        122,196
      Amortization of goodwill                                                        17,278           20,217          -
      Amortization of deferred financing costs                                        54,441           11,562          -
      Changes in non-cash operating working capital items
      Accounts receivable                                                           (556,523)        (254,355)      (372,447)
      Inventory                                                                      (50,178)          72,850        (18,904)
      Prepaid expenses and deposits                                                 (345,194)           2,783        (63,008)
      Accounts payable and accrued liabilities                                     2,025,829          138,831        463,603
      Deferred revenue                                                                99,440           30,404         (3,890)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (4,896,737)      (1,430,683)    (1,221,805)
------------------------------------------------------------------------------------------------------------------------------
INVESTING
   Acquisition of net assets excluding cash (Note 2)                                   -             (122,013)         -
   Purchase of capital assets                                                     (1,034,037)         (67,948)       (23,361)
   Proceeds from disposal of capital assets                                            -                4,886          -
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (1,034,037)        (185,075)       (23,361)
------------------------------------------------------------------------------------------------------------------------------
FINANCING
   Issuance of share capital                                                      22,412,142        1,888,236          -
   Redemption of common shares                                                         -             (162,809)         -
   Repayment of notes payable                                                       (797,557)           -              -
   Increase in notes payable                                                           -              797,557          -
   Deferred financing costs                                                            -              (66,003)         -
   Contributions by NewKidCo International, Inc. (Note 3)                              -                -          1,435,078
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         21,614,585        2,456,981      1,435,078
------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (104,775)        (114,439)      (189,912)
------------------------------------------------------------------------------------------------------------------------------
NET CASH INFLOW                                                                   15,579,036          726,784          -

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         726,784            -              -
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $   16,305,820   $      726,784  $       -
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS INCLUDES:
   Cash                                                                       $      223,960   $      726,784  $       -
   Short-term deposits                                                            16,081,860            -              -
------------------------------------------------------------------------------------------------------------------------------
                                                                              $   16,305,820   $      726,784  $       -
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest paid                                                              $       27,862   $        -      $       -
   Interest received                                                          $      612,726   $       14,083  $       3,811
   Value of share capital issued on acquisition of warrants                   $        -       $    1,387,647  $       -
   Value of common stock  recorded on stock compensation expenses             $      622,985   $      446,000  $       -
   Issuance of share capital as payment for debt                              $      313,504   $        -      $       -

See accompanying notes to the consolidated financial statements.

       NOTES TO FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

       SoftQuad Software, Ltd. (the "Company"), through its direct and indirect subsidiaries, develops, markets and supports digital content authoring and publishing software tools and provides related services that enable non-technical and expert users to create and publish multi-platform, standards-based, formatted, interactive, digital content via the Internet, Web, intranets, CD-Rom and paper.

2.     COMMENCEMENT OF OPERATIONS

       On October 1, 1998 the Company's indirect subsidiary, SoftQuad Software Inc. ("SoftQuad Canada") acquired substantially all the operating assets and liabilities of 1225322 Ontario Inc. (formerly "SoftQuad Inc."), a subsidiary of NewKidCo International, Inc. ("NewKidCo"), a Canadian public company, and immediately commenced operations.

       The assets and liabilities were acquired for share consideration of $161,374 and are comprised of the following:

      Cash                                                     $      44,551
      Accounts receivable                                            583,598
      Inventory                                                       56,244
      Prepaid expenses and deposits                                   98,981
      Capital assets                                                 259,379
      -------------------------------------------------------- --------------
                                                                   1,042,753

      Accounts payable and accrued charges                          (942,427)
      Goodwill                                                        61,048
      -------------------------------------------------------- --------------
      Net assets acquired and purchase price                   $     161,374
      -------------------------------------------------------- --------------

3.     SIGNIFICANT ACCOUNTING POLICIES

       The financial statements have been prepared in accordance with Accounting Principles Generally Accepted ("GAAP") in the United States of America and reflect the following significant accounting policies:

       Basis of presentation

       The statements of operations and cash flows for the nine-month period ended September 30, 1998 are presented as the business operated by NewKidCo prior to the sale to SoftQuad Canada and include revenues from the sale of digital content authoring and publishing software tools, the related costs of product sold, shipping, royalties, software agreement costs, direct advertising and marketing expenditures, salary and benefit costs for staff involved directly with the operations of the business, administrative and overhead costs, consulting fees and direct occupancy costs. The allocation of the various expenses is based on management's best estimates and may not be representative of the overhead expenses had the business been operated as a separate entity.

       The statement of shareholders' equity for the nine-month period ended September 30, 1998 presents the cumulative losses of the business and contributions of NewKidCo prior to the formation of the Company.

       The financial statements include the accounts of the Company and its wholly owned subsidiary, SoftQuad Acquisition Corp. SoftQuad Acquisition Corp.'s subsidiary, SoftQuad Canada and SoftQuad Canada's subsidiary SoftQuad (UK) Limited. All significant intercompany accounts and transactions have been eliminated.

       Reverse takeover accounting

       The current corporate structure of the Company and its direct and indirect subsidiaries, is the result of a series of transactions through which the former shareholders of SoftQuad Canada and the former shareholders of a company that had been formed to facilitate certain financings of SoftQuad Canada ("FinanceCo") acquired control of the Company.

       On January 17, 2000, the shareholders of SoftQuad Canada irrevocably agreed to tender their shares for securities exchangeable for shares of FinanceCo. On March 2, 2000, FinanceCo merged with The American Sports Machine, Inc. Upon consummation of the merger, the former shareholders of SoftQuad Canada and the former shareholders of FinanceCo owned approximately 91% of the common stock of the Company and, accordingly, the merger was accounted for as a reverse takeover transaction.

       As a result of the application of reverse takeover accounting:

       (i) the consolidated financial statements of the combined entity are issued under the name of the Company, but are considered a continuation of the financial statements of FinanceCo and its consolidated subsidiaries, SoftQuad Acquisition Corp., SoftQuad Canada and SoftQuad (UK) Limited; and

       (ii) the assets and liabilities in the consolidated financial statements are included at their historical carrying value.

       Cash equivalents

       For purposes of the statements of cash flows, highly liquid investments with maturities of three months or less are considered cash equivalents.

       Inventory

       Inventory is valued at the lower of cost, determined on a first-in first-out basis, and net realizable value.

       Capital assets

       Capital assets are stated at cost. Amortization is provided on a declining-balance basis, except for leasehold improvements that are amortized on the straight-line basis, at the following rates per annum:

                                Computer hardware            -       30%
                                Furniture and fixtures       -       20%
                                Computer software            -       30%
                                Leasehold improvements       -       Lease term

       Goodwill

       The excess of purchase consideration over fair market value of net identifiable assets acquired is recorded as goodwill. Goodwill is being amortized on a straight-line basis over three years.

       Revenue recognition and deferred revenues

       The Company recognizes revenue in accordance with applicable accounting regulations, including American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended. Revenue from sale of products is recognized when a contract has been executed, the product has been delivered, the sales price is fixed and determinable and collection of the resulting receivable is probable.

       Revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post contract customer support, installation, training) is allocated to each element based on vendor specific objective evidence of relative fair value of the elements. The revenue allocated to post contract support is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) is recognized as the services are performed. When arrangements contain multiple elements and vendor specific objective evidence exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements for which vendor specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence exists or all elements have been delivered.

       Research and development

       Research costs are expensed as incurred.

       Development costs that meet the criteria for deferral under GAAP are deferred and amortized based on the estimated sales revenue of the products, to a maximum period of three years. Other development costs that do not meet these criteria are expensed as incurred. During the period, in management's opinion, no costs met the criteria for deferral.

       Income taxes

       The Company  accounts  for income  taxes  under  Statement  of  Financial
       Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109, requires the Company to use an asset and liability approach to recognize deferred tax assets and liabilities for the future tax consequences of events that have been recognized at different times in the financial statements than in the tax returns. These differences relate primarily to different amortization methods used for financial reporting and income tax purposes.

       Foreign currency translation

       Effective October 1, 1999, the Company changed its reporting currency to the U.S. dollar. Accordingly, historical balance sheet figures previously reported in Canadian dollars were translated into U.S. dollars at the rate of exchange prevailing at year-end, while revenue and expenses were translated at average rates for the periods. The adjustment resulting from translating the financial statements is reflected as a component of comprehensive income in the shareholders' equity on the balance sheet.

       Comprehensive income

       The Company has adopted the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS No. 130, requires that a statement of comprehensive income be displayed with the same prominence as other financial statements. Comprehensive income, which incorporates net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners.

       Stock based compensation

       The Company grants stock options for a fixed number of shares to its key officers, directors, employees, advisors and consultants at a fixed price. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for those options issued to employees and directors, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models. However options granted to advisors and consultants are accounted for under SFAS No. 123. Under APB 25, no compensation expense is recognized when the exercise price of the Company's employee stock option granted equals the estimated market price of the underlying stock on the date of the grant.

       Loss per share

       All share and per share amounts presented herein give effect to the five for one stock split approved by the board of directors on July 28, 1999.

       Loss per share has been calculated using the weighted average number of common shares outstanding. The effect on the loss per share of the exercise of all dilutive securities including preferred shares, warrants, special warrants and stock options referred to in Note 7 is anti-dilutive.

       Use of estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Long-lived assets

       The Company accounts for its investments in long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). Under SFAS 121, an impairment loss must be recognized for long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there has been no material impairment of the long-lived assets as of September 30, 2000.

       Recently issued accounting standards not yet implemented

       The Company will be required to adopt the following recently issued accounting standards for United States reporting purposes in future years.

       SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" will be effective for fiscal 2001. It requires that all derivatives be recognized as either assets or liabilities and measured at fair value. The criteria for determining whether all or a portion of a derivative instrument may be designated as a hedge has changed.
       Derivatives that are fair market value hedges, together with the financial instrument being hedged, will be marked to market with adjustments reflected in income. Derivatives that are cash flow hedges will be marked to market with adjustments reflected in comprehensive income. As at September 30, 2000, the Company has not entered into any derivative contracts. Further, as at September 30, 2000, the Company has completed a review of all contracts for embedded derivatives and none were noted. Thus, the adoption of FAS133 will have no impact on either the Company's statement of operations or financial position.

       Recently issued accounting standards not yet implemented (continued)

       In June 2000, the Securities and Exchange Commission issued Staff Bulletin No. 101B "Second Amendment: Revenue Recognition in Financial
       Statements" ("SAB 101B"). SAB 101B amends Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") to further defer the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. SAB 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements of all public registrants. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle. The change in revenue recognition policy could result in a cumulative adjustment in the quarter the Company adopts SAB 101. The Company has assessed the implications of SAB 101, and management believes the adoption of this statement will have no impact on the Company's consolidated financial position, results of operations or cash flows.

4.     ACCOUNTS RECEIVABLE

                                                                                              September 30,
                                                                                    ---------------------------------
                                                                                          2000            1999
                                                                                    -------------    ----------------
      Trade                                                                         $   1,147,884    $    591,216
      Less allowance for doubtful accounts                                                   (930)           (784)
      ----------------------------------------------------------------------------- ---------------- ----------------
                                                                                    $   1,146,954    $    590,432
      ----------------------------------------------------------------------------- ---------------- ----------------

5.     CAPITAL ASSETS

                                           September 30, 2000                         September 30, 1999
                             -------------------------------------------- -------------------------------------------
                                              Accumulated       Net Book                 Accumulated     Net Book
                                 Cost        Amortization        Value        Cost       Amortization     Value
                             ------------  ---------------  ------------  -----------  ---------------  -------------
      Computer hardware      $    624,513    $   108,545    $    515,968  $   130,888     $   35,086    $     95,802
      Furniture and
         fixtures                 270,749         47,159         223,590       75,565         11,659          63,906
      Computer software           236,355         56,938         179,417      105,421         31,714          73,707
      Leasehold
         improvements             112,235         14,149          98,086        -              -               -
      ---------------------------------------------------------------------------------------------------------------
                             $  1,243,852    $   226,791    $  1,017,061  $   311,874     $   78,459    $    233,415
      ---------------------------------------------------------------------------------------------------------------

6.     NOTES PAYABLE
                                                                                                   September 30,
                                                                                               2000           1999
                                                                                          --------------------------
      Note payable bearing interest at 12% per annum,
         interest payable quarterly commencing October 15,
         1999, secured by a general security agreement,
         maturing July 15, 2000, repaid February 12, 2000                                 $     -        $   697,522

      Note payable, non-interest bearing, unsecured,
         maturing November 6, 2001                                                              -            100,035
      ----------------------------------------------------------------------------------- -------------- ------------
                                                                                                -            797,557
      Less current portion                                                                      -            697,522
      ----------------------------------------------------------------------------------- -------------- ------------
      Long-term portion                                                                   $     -        $   100,035
      ----------------------------------------------------------------------------------- -------------- ------------
       On June 5, 2000, the non-interest bearing note payable was paid in full.

7.     SHARE CAPITAL

       Authorized

       The Company's authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and one share of special voting stock, $0.001 par value.

       i)     Common stock
              ------------


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

       ii)    Preferred stock
              ---------------

             The  shares  of Class A  convertible  preferred  stock  and Class B convertible preferred stock are convertible at any time at the option of the holder, on a one-for-one basis, for shares of common stock. The number of shares of common stock into which Class A convertible preferred stock and Class B convertible preferred stock is convertible is subject to adjustment or modification in the event of a stock split or other change to the Company's capital structure so as to maintain the initial one-to-one relationship between the shares of such preferred stock and the common stock. The holders of Class A convertible preferred stock and Class B convertible preferred stock are entitled to the number of votes per share equal to the number of shares of common stock into which such preferred stock is convertible on all matters to be voted on by the stockholders. With respect to dividends, Class A convertible preferred stock and Class B convertible preferred stock rank on parity with each other and the Company's common stock. With respect to distributions upon liquidation, the holders of Class A convertible preferred stock and Class B convertible preferred stock are entitled to receive an initial preferred distribution before any payment is made in respect of shares of common stock of $1.3574 and $2.903226 per share, respectively.

iii)     Special voting stock
         --------------------

             The one authorized share of special voting stock has been issued to Montreal Trust Company of Canada in its capacity as trustee for the benefit of holders of exchangeable shares of SoftQuad Acquisition Corp. The special voting share is the vehicle through which holders of exchangeable shares are able to exercise their voting rights. The special voting stock has attached to it a number of votes equal to the number of exchangeable shares outstanding from time to time, which votes may be cast at any meeting at which the Company's common stockholders are entitled to vote.

       Authorized (continued)

       iv)    Exchangeable shares
              -------------------

             The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, for shares of common stock. The Company, SoftQuad Acquisition Corp. and Montreal Trust Company of Canada, as trustee for the exchangeable shareholders, have entered into the voting and exchange trust agreement with respect to the exchangeable shares. By furnishing instructions to the trustee under the voting and exchangeable trust agreement, holders of the exchangeable shares are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares for shares of the Company's common stock. Holders of exchangeable shares are also entitled to receive from SoftQuad Acquisition Corp. dividends payable in Canadian dollars that are economically equivalent to any cash dividends paid by the Company on the common stock. The exchangeable shares are subject to adjustment or modification in the event of a stock split or other change to the Company's capital structure so as to maintain the initial one-to-one relationship between the exchangeable shares and the common stock.

             The book value of the exchangeable shares is $3,201,399 and is presently included as a component of common stock on the balance sheet. When the exchangeable shares are exchanged for common stock of the Company, $3,195,625 of the value of the exchangeable shares will be allocated to additional paid in capital.

       Share transactions

       During  the  year  the  Company   entered   into  the   following   share
transactions:

       (a)    On December  16, 1999  FinanceCo  was  incorporated  in the United
              States of America to facilitate the raising of financing for SoftQuad Canada. On incorporation 736,702 shares of common stock and 1,473,405 Class A preferred shares were issued. The estimated costs of $210,000 associated with the issuance were recorded as a reduction of paid-in and additional paid-in capital for net proceeds of approximately $2,790,000. In connection with this transaction, the purchaser and the agent received 442,022 and 221,011 warrants respectively, exercisable at any time, at a price of $1.44 per share, expiring December 10, 2002. The Company also issued 166,500 options to purchase common stock of the Company at $1.44 per share, expiring December 16, 2009.

       (b) On January 17, 2000 the securityholders of SoftQuad Canada entered into agreements with FinanceCo to acquire all the outstanding securities of SoftQuad Canada through FinanceCo's subsidiary SoftQuad Acquisition Corp. Although this acquisition was not formalized until April 5, 2000 it has been deemed effective for financial accounting purposes as of January 17, 2000, the date on which it became irrevocable by the SoftQuad Canada securityholders. As a result there were 5,773,605 shares of common stock reserved for issuance upon the exchange of exchangeable shares of the Company's subsidiary, SoftQuad Acquisition Corp. and 3,435,670 exchangeable shares of the Company's subsidiary were exchanged for shares of common stock in the Company.

       Share transactions (continued)

       (c) On February 28, 2000, FinanceCo completed the private placement of 1,722,222 Class B preferred shares having a par value of $0.001 at a price of $2.90 per share. The estimated costs of $400,000 associated with the placement were included as a reduction of paid-in and additional paid-in capital for net proceeds of approximately $4,600,000. In connection with this transaction, the purchaser and agent received 694,445 and 347,222 warrants respectively, exercisable at any time, at a price of $1.53 per share, expiring February 28, 2003.

       (d) On February 25, 2000 the Company issued an aggregate of 2,009,000 options to purchase common stock of the Company at $1.44 per share, expiring at various dates from December 2090 to April 2010.

       (e) On February 29, 2000 FinanceCo completed the private placement of 1,000,000 special warrants at a price of $2.50 per special warrant. Each special warrant entitled the holder to acquire one share of common stock of FinanceCo for no additional consideration. The estimated costs of $200,000 associated with this placement were included as a reduction of paid-in and additional paid-in capital for net proceeds of approximately $2,300,000. In connection with this transaction, the agent received 100,000 warrants, exercisable any time, at a price of $2.50 per share, expiring February 28, 2003.

       (f) On March 2, 2000 FinanceCo merged with The American Sports Machine, Inc. to form the Company. Upon consummation of the merger, for financial accounting purposes, the former securityholders of SoftQuad Canada and FinanceCo owned approximately 91% of the common stock of the Company, and, accordingly, the merger was accounted for as a reverse takeover transaction.

       (g) On April 18 and 20 and June 5, 2000, the Company issued an aggregate of 200,010 shares of common stock for a purchase price per share of $7.50, special warrants to acquire 1,951,420 shares of common stock for no additional consideration at a purchase price per share subject to such special warrants of $7.50 per special warrant and warrants to purchase 215,143 and 1,075,715 shares of common stock at an exercise price of $7.50 and $12.50 per warrant (subject to adjustment on a periodic basis until a registration statement has been filed) respectively, for gross proceeds of $16,135,725.

       (h) On May 29, 2000, the Company issued 127,485 shares of common stock in consideration of financial advisory services provided in connection with financing transactions completed during the year.

       (i) During the period from March to September 30, 2000, the Company issued an aggregate of 599,700 options to purchase common stock of the Company at $7.50, expiring at various dates from March to September 2010.

       Stock option plan

       The Company has established a stock option plan (the "Plan") to encourage ownership of the Company's common stock by its key officers, directors, employees, advisors and consultants. The maximum number of shares of common stock that may be reserved for issue under the Plan at September 30, 2000 is 4,899,500 (September 30, 1999 - 1,856,000) with provision that the Board of Directors of the Company has the right from time to time to increase such number subject to the approval of the shareholders of the Company. Options under the Plan vest equally over various periods to a maximum of ten years on the anniversary date of the granting of the option. All options granted under the Plan that have not been exercised on or before the tenth anniversary of the grant will expire on that date subject to earlier termination upon the optionee ceasing to be an officer, director, employee or consultant of the Company.

       The stock options outstanding at September 30, 2000 and 1999 are as follows:

                                                                               September 30,
                                                                     -------------------------------
                                                                          2000            1999
                                                                     -------------     -------------
      Outstanding options to purchase common shares at
         $0.00013 per share expiring November 6, 2008                    1,050,000       1,050,000

      Outstanding options to purchase common shares at
         $0.231 per share expiring May 26, 2009                            267,000         306,000

      Outstanding options to purchase common shares at
         $0.0066 per share expiring September 29, 2009                     500,000         500,000

      Outstanding options to purchase common shares at
         $1.44 per share expiring at various dates from
         December 2009 to April 2010                                     2,009,000           -

      Outstanding options to purchase common shares at
         $7.50 per share expiring at various dates from
         March 2010 to September 2010                                      599,700           -
      -------------------------------------------------------------- --------------- ----------------
                                                                         4,425,700       1,856,000
      -------------------------------------------------------------- --------------- ----------------

       The Company applies APB Opinion 25 in accounting for its stock option plan for options issued to employees and members of the Board of Directors.

       During the year ended September 30, 2000, options were issued to contractors and advisors. The Company has accounted for these options grants under SFAS No. 123 "Accounting for Stock-Based Compensation". As a result, share capital and deferred stock compensation expense were each increased by $622,985 during the year ended September 30, 2000.

       During the year ended September 30, 1999, certain stock options were granted to employees at exercise prices which were less than the estimated market price of the common stock on the day preceding the grant. Accordingly, compensation expense was calculated on the stock options granted on the difference between the option price at the date of the grant and the estimated market price of the stock on that date. As a result, share capital and deferred stock compensation expense were each increased by $446,000 during the year ended September 30, 1999.

       Stock option plan (continued)

       As a result of these transactions, payroll costs will increase and deferred stock compensation expense will decrease over the vesting period of the stock options granted. For the year ended September 30, 2000, payroll costs increased by $51,215 in selling and marketing expenses, $102,430 in research and development expenses and $171,023 in general and administrative expenses and deferred stock compensation decreased by $324,668. For the year ended September 30, 1999, payroll costs in general and administrative expenses increased and deferred stock compensation decreased by $88,325.

       Accounting for stock-based compensation

       If the fair values of the options granted to employees and members of the Board of Directors in the period had been recognized as compensation expense, on a straight-line basis over the vesting period of the grant (consistent with the method prescribed by SFAS 123), stock-based compensation costs would have reduced net earnings by $3,719,200 and $2,244,000 and increased the basic loss per share by $0.33 and $0.50 for the years ended September 30, 2000 and 1999, respectively.

       The fair value of the options was estimated at the date of grant using the minimum-value option pricing model with the following weighted average assumptions for the period: risk-free interest rate of 6.0% (1999
       - 6.5%); expected life of the options of 3 years; expected volatility of 35 percent (1999 - zero percent) and a dividend yield of zero.

       A summary of the status of stock options outstanding as at September 30, 2000 and 1999 and changes during the periods are presented below:

                                                                                    Weighted
                                                                                     Average             Number
                                                                                    Exercise            Outstanding
                                                                                    Price
      Granted                                                                       $ 0.0408             1,856,000
      Forfeited                                                                         -                    -
      Exercised                                                                         -                    -
      ------------------------------------------------------------------------ ------------------- ------------------
      Balance, September 30, 1999                                                                        1,856,000
      Granted                                                                         2.8103             2,658,700
      Forfeited                                                                       1.0119               (89,000)
      Exercised                                                                         -                    -
      ------------------------------------------------------------------------ ------------------- ------------------
      Balance, September 30, 2000                                                                        4,425,700
      ------------------------------------------------------------------------ ------------------- ------------------
      Weighted average fair value of options granted                                                 $    1.6850
      ------------------------------------------------------------------------ ------------------- ------------------

       Accounting for stock-based compensation (continued)

       The following table summarizes information about the outstanding options as of September 30, 2000:

                                           Remaining
          Exercise                        Contractual                  Outstanding                    Exercisable
            Price                        Life (years)                    Number                         Number
      ---------------                 ----------------              ---------------                -----------
         $  0.0013                            8.0                        1,050,000                       420,000
         $  0.2310                            9.0                          267,000                            -
         $  0.0066                            9.0                          500,000                       500,000
         $  1.4400                           10.0                        2,009,000                            -
         $  7.5000                           10.0                          559,700                            -
      ---------------------------------------------------------------------------------------------------------------
                                                                         4,425,700                       920,000
      ---------------------------------------------------------------------------------------------------------------

       Warrants and special warrants

       The following tables summarize warrants and special warrants outstanding as of September 30, 2000:

       Warrants

                                                                                          Number            Value
      Outstanding warrants to purchase shares of common stock
         at $1.44 per share, expiring December 10, 2002                                   663,033   $      271,000

      Outstanding warrants to purchase shares of common stock
         at $1.53 per share, expiring February 28, 2003                                 1,041,667          281,000

      Outstanding warrants to purchase shares of common stock
         at $2.50 per share, expiring February 28, 2003                                   100,000           27,000

      Outstanding warrants to purchase shares of common stock
         at $7.50 per share, expiring on the second anniversary of
         an effective registration statement                                              215,143        1,205,000

      Outstanding warrants to purchase shares of common stock
         at $12.50 per share, expiring on the second anniversary
         of an effective registration statement                                         1,075,715        2,394,000
      --------------------------------------------------------------------------- ----------------- -----------------
                                                                                        3,095,558        4,178,000
      --------------------------------------------------------------------------- -----------------
      Allocated cost of issuance                                                                          (259,796)
                                                                                                    -----------------
      Total                                                                                         $    3,918,204
                                                                                                    -----------------

       Warrants (continued)

       The 1,075,715 warrants to purchase shares of common stock at $12.50 per warrant requires a registration statement to be filed no later than September 1, 2000. If a registration statement is not filed by September 1, 2000 the exercise price of a warrant is reduced monthly on a systematic basis ($0.25 September and October, 2000 then $0.50 per month to February 2002) until either the registration statement is filed or the exercise price is reduced to $3.75. As of November 2, 2000, a registration statement had not been filed and the warrant price has been reduced by $0.50.

       Special warrants

                                                                                        Number            Value
      Outstanding special warrants to acquire shares of common stock                    2,951,420   $   14,714,650
      --------------------------------------------------------------------------- -----------------
      Allocated cost of issuance                                                                        (1,473,848)
                                                                                                    -----------------
      Total                                                                                         $   13,240,802
                                                                                                    -----------------

       Canadian residents hold all the special warrants. Each special warrant entitles the holder to acquire one share of common stock for no additional consideration. The special warrants expire on the fifth business day following the date of effectiveness in the holder's province of residence of a prospectus qualifying the tradability of the underlying shares of common stock. The special warrants are exercisable at any time, and are automatically exercised immediately prior to their expiration. The special warrants were sold to certain Canadian purchasers in lieu of shares of the Company's common stock because of Canadian securities law considerations.

8.     INCOME TAXES

       The following is a geographic breakdown of consolidated loss before income taxes by income tax jurisdiction:

                                                                                                      Nine-Month
                                                                  Year ended September 30,           Period Ended
                                                             ---------------------------------       September 30,
                                                                   2000              1999                1998
                                                             ---------------   ---------------    -----------------
      United States                                          $       (87,388)  $         -          $        -
      Foreign                                                     (6,629,501)       (1,628,777)         (1,349,355)
      ------------------------------------------------------ ----------------- ------------------ -------------------
                                                             $    (6,716,889)  $    (1,628,777)     $   (1,349,355)
      ------------------------------------------------------ ----------------- ------------------ -------------------

       There has been no provision for U.S federal or state income taxes for any period as the Company has incurred operating losses in all periods.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                                           September 30,
                                                                               ---------------------------------------
                                                                                      2000               1999
                                                                               -----------------   -------------------
      Net deferred tax assets:
         Foreign operating loss carry-forwards                                       2,399,000             606,000
         Unclaimed foreign scientific research,
            experimental development expenditures and
            investment tax credits                                                     535,000             387,000
         Other                                                                         105,000               -
      ------------------------------------------------------------------------ ------------------- ------------------
      Deferred tax assets                                                            3,039,000             993,000
      Less valuation allowance                                                      (3,039,000)           (993,000)
      ------------------------------------------------------------------------ ------------------- ------------------
      Net deferred tax assets                                                  $         -         $         -
      ------------------------------------------------------------------------ ------------------- ------------------

       Realization of deferred tax assets is dependent upon future earnings, if any. The timing and amount of such future earnings are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. During the year ended September 30, 2000, the valuation allowance increased by approximately $ 2.0 million.

       The Company and its subsidiaries have the following losses available as at September 30, 2000 for carry forward, which if unused, will expire as follows:

                                                                                                          United
                                                                                     Canadian             Kingdom
                                                                                     --------             -------
      2006                                                                     $       374,000     $         -
      2007                                                                           4,872,000               -
      Indefinite carry-forward                                                           -               2,324,000
      ------------------------------------------------------------------------ ------------------- ------------------
                                                                               $     5,246,000     $     2,324,000
      ------------------------------------------------------------------------ ------------------- ------------------

       The Company's Canadian subsidiary has investment tax credits that are available for carry-forward to reduce future years' taxes payable expiring in 2009 and 2010. In addition the Company's Canadian subsidiary has unclaimed scientific research and experimental development expenditures that may be carried forward indefinitely to reduce future years' federal taxable income.

9.     SEGMENTED INFORMATION

       The Company's operations fall into one dominant industry segment, the software industry. The Company manages its operations and accordingly determines its operating segments on a geographic basis. The performance of geographic segments is monitored based on net loss. Inter-segment transactions are reflected at market value. The accounting policies of the geographic segments are the same as those described in Note 3.

                                                                          Year ended September 30, 2000
                                                              ----------------------------------------------------
                                                                    United
                                                                    States            Europe            Total
      Revenue
         Licenses                                             $    2,459,845   $     1,781,840    $     4,241,685
         Services                                                     44,077             -                 44,077
         Inter-segment royalties                                     257,000             -                257,000
      ------------------------------------------------------- ---------------- ------------------ -----------------
                                                                   2,760,922         1,781,840          4,542,762
      ------------------------------------------------------- ---------------- ------------------ -----------------
      Cost of revenue
         Licenses                                                    243,378           284,172            527,550
         Services                                                    338,612             -                338,612
         Inter-segment royalties                                       -               257,000            257,000
      ------------------------------------------------------- ---------------- ------------------ -----------------
                                                                     581,990           541,172          1,123,162
      ------------------------------------------------------- ---------------- ------------------ -----------------
                                                                   2,178,932         1,240,668          3,419,600
      ------------------------------------------------------- ---------------- ------------------ -----------------
      Expenses
         Selling and marketing                                     3,533,511         1,705,775          5,239,286
         Research and development                                  1,957,856             -              1,957,856
         General and administrative                                3,052,081           307,787          3,359,868
      ------------------------------------------------------- ---------------- ------------------ -----------------
                                                                   8,543,448         2,013,562         10,557,010
      ------------------------------------------------------- ---------------- ------------------ -----------------
                                                                  (6,364,516)         (772,894)        (7,137,410)
      ------------------------------------------------------- ---------------- ------------------ -----------------
      Other expenses
         Interest                                                   (584,338)             (526)          (584,864)
         Other expenses                                              164,343             -                164,343
      ------------------------------------------------------- ---------------- ------------------ -----------------
                                                                    (419,995)             (526)          (420,521)
      ------------------------------------------------------- ---------------- ------------------ -----------------
      Net loss                                                $   (5,944,521)  $      (772,368)   $    (6,716,889)
      ------------------------------------------------------- ---------------- ------------------ -----------------

      Total assets                                            $   18,323,028   $       724,540    $    19,047,568
      ------------------------------------------------------- ---------------- ------------------ -----------------

      Expenditures for segment capital assets                 $      847,212   $       186,825    $     1,034,037
      ------------------------------------------------------- ---------------- ------------------ -----------------

       There were four (1999 - two) customers in the United States and one customer (1999 - one) in Europe who each had greater than 10% of the total sales in their respective market.

                                                                           Year ended September 30, 1999
                                                              --------------------------------------------------------
                                                                    United
                                                                    States            Europe             Total
      Revenue
         Licenses                                             $     2,068,812   $     1,222,523    $     3,291,335
         Services                                                       -                 -                  -
      ------------------------------------------------------- ----------------- ------------------ ------------------
                                                                    2,068,812         1,222,523          3,291,335
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Cost of revenue
         Licenses                                                     383,311           188,856            572,167
         Services                                                      63,494             -                 63,494
      ------------------------------------------------------- ----------------- ------------------ ------------------
                                                                      446,805           188,856            635,661
      ------------------------------------------------------- ----------------- ------------------ ------------------
                                                                    1,622,007         1,033,667          2,655,674
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Expenses
         Selling and marketing                                      1,094,002           958,981          2,052,983
         Research and development                                   1,069,449             -              1,069,449
         General and administrative                                   874,151           219,579          1,093,730
      ------------------------------------------------------- ----------------- ------------------ ------------------
                                                                    3,037,602         1,178,560          4,216,162
      ------------------------------------------------------- ----------------- ------------------ ------------------
                                                                   (1,415,595)         (144,893)        (1,560,488)
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Other expenses
         Interest                                                      14,063             -                 14,063
         Other expenses                                                54,226             -                 54,226
      ------------------------------------------------------- ----------------- ------------------ ------------------
                                                                       68,289                -              68,289
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Net loss before value of share capital accrued
         or acquisition of warrants                                (1,483,884)         (144,893)        (1,628,777)

      Value of share capital issued on
         acquisition of warrants                                    1,387,647             -              1,387,647
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Net loss                                                $    (2,871,531)  $      (144,893)   $    (3,016,424)
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Total assets                                            $     1,492,149   $       312,562    $     1,804,711
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Expenditures for segment capital assets                 $        54,150   $        13,798    $        67,948
      ------------------------------------------------------- ----------------- ------------------ ------------------

       There were two customers (1999 - two) in the United States and one customer (1999 - one) in Europe who each had greater than 10% of the total sales in their respective market.

                                                                       Nine-Month Period September 30, 1998
                                                              -------------------------------------------------------
                                                                     United
                                                                     States            Europe             Total
      Revenue
         Licenses                                             $       787,110   $       679,028    $     1,466,138
         Services                                                       -                 -                  -
      ------------------------------------------------------- ----------------- ------------------ ------------------
                                                                      787,110           679,028          1,466,138
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Cost of revenue
         Licenses                                                     154,773           106,859            261,632
         Services                                                      60,234             -                 60,234
      ------------------------------------------------------- ----------------- ------------------ ------------------
                                                                      215,007           106,859            321,866
      ------------------------------------------------------- ----------------- ------------------ ------------------
                                                                      572,103           572,169          1,144,272
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Expenses
         Selling and marketing                                        582,022           212,043            794,065
         Research and development                                     797,604             -                797,604
         General and administrative                                   481,412           420,546            901,958
      ------------------------------------------------------- ----------------- ------------------ ------------------
                                                                    1,861,038           632,589          2,493,627
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Net loss                                                $    (1,288,935)  $       (60,420)   $    (1,349,355)
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Total assets                                            $       528,305   $       339,446    $       867,751
      ------------------------------------------------------- ----------------- ------------------ ------------------
      Expenditures for segment capital assets                 $        23,361   $         -        $        23,361
      ------------------------------------------------------- ----------------- ------------------ ------------------

       There were two customers in the United States and two customers in Europe who each had greater than 10% of the total sales in their respective market.

10.    COMMITMENTS

       The Company is committed to the following minimum lease payments under operating leases for its office premises and certain equipment:

                 2001                  $    140,100
                 2002                       139,600
                 2003                       119,000
                 2004                        92,070
                 2005                        53,500
              ----------------------------------------
                                       $    544,270
              ----------------------------------------

11.    FINANCIAL INSTRUMENTS

       Fair value

       All financial assets and liabilities are stated at book value which approximate fair value.

       Credit risk

       The Company is subject to risk of non-payment of accounts receivable. The Company mitigates this risk by monitoring the credit worthiness of its customers and limiting its concentration of receivables to any customer or specific group of customers. At September 30, 2000 - 34% (1999 - 32%) of the trade accounts receivable balance was owing from two customers (two customers -1999).

       Foreign exchange risk

       The Company may  undertake  sales and  purchase  transactions  in foreign
       currencies,   and  therefore  is  subject  to  gains  or  losses  due  to fluctuations in foreign currencies.

12.    SUBSEQUENT EVENTS

       On November 20, 2000, the Company completed its acquisition of Advanced Data Engineering Inc., (ADEi), a provider of content transformation solutions. The transaction was affected through the issuance of 750,383 common shares, and the exchange of 80,770 vested options, based on the publicly traded price, for all the outstanding shares and vested options of ADEi. The total purchase price is approximately $5.7 million. The acquisition will be accounted for using the purchase method of accounting with substantially all the purchase price allocated to goodwill.