Form 10QSB
period 2000-12-31
SOFTQUAD SOFTWARE LTD
filed 2001-02-14
CIK 1081987

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 2000
                              --------------------------------------------------

                                       OR

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission file number                    0-26327
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

Yes     X        No
     ---------      -------

         The number of shares of common stock, par value $.001 per share, outstanding as of February 12, 2001 (including exchangeable shares of the registrant's subsidiary, SoftQuad Acquisition Corp., which have voting and economic rights functionally equivalent to shares of common stock, but not including any shares subject to other derivative securities) was 13,543,437.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   ------

                             SOFTQUAD SOFTWARE, LTD.

                                QUARTERLY REPORT
                         QUARTER ENDED DECEMBER 31, 2000

                                    CONTENTS
                                    --------

                                                                                                              PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets
              December 31, 2000 and September 30, 2000....................................................     1

              Condensed Consolidated Statements of Operations
              Three Months Ended December 31, 2000 and December 31, 1999..................................     2

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended December 31, 2000 and December 31, 1999..................................     3

              Notes to Financial Statements...............................................................     4

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition...........     13

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................................................     26

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits                                                                                              26

              (b)   Reports on Form 8-K...................................................................     26

Index to Exhibits.........................................................................................     28

                             SOFTQUAD SOFTWARE, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                  December 31, 2000  September 30, 2000 (1)
                                                                                  -----------------  ------------------
                                                                                     (unaudited)

ASSETS

Current
      Cash and cash equivalents                                                           $  12,391          $ 16,306
      Accounts receivable                                                                     1,193             1,147
      Work in process and other inventory                                                       131                72
      Prepaid expenses and deposits                                                             181               482
                                                                                  ----------------- -----------------
                  Total Current Assets                                                       13,896            18,007
Capital assets                                                                                  991             1,017
Goodwill                                                                                      5,329                24
                                                                                  ----------------- -----------------
                  TOTAL ASSETS                                                           $   20,216      $     19,048
                                                                                  ----------------- -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                   $    1,524      $        834
      Accrued liabilities                                                                     1,370             2,106
      Deferred revenue                                                                          188               130
                                                                                  ----------------- -----------------
                                                                                              3,082             3,070
                  Total Current Liabilities                                       ----------------- -----------------

Shareholders' Equity
Share Capital
   Preferred stock, par value $0.001 per share
      Authorized:  25,000,000 shares
      Issued and outstanding:
         Class A shares:  1,473,405 at December 31, 2000 and September 30, 2000                   1                 1
         Class B shares:  1,722,222 at December 31, 2000 and September 30, 2000                   2                 2
   Special voting stock, par value $0.001 per share
      Authorized:  1 special voting  share
          Issued and outstanding:  1 at December 31, 2000 and September 30, 2000                  1                 1

   Common stock, par value $0.001 per share                                                      --                --
      Authorized:  25,000,000 shares
      Issued and outstanding:
      13,543,437 at December 31, 2000(2)  and 12,473,472 at September 30, 2000                3,578             3,646
   Warrants to purchase common stock                                                          3,918             3,918
   Special warrants to acquire common stock                                                  13,241            13,241
Additional Paid-In-Capital                                                                   12,139             5,700
Deferred Stock Compensation Expense                                                            (592)             (656)
Accumulated Other Comprehensive Loss                                                            (42)              (74)
Deficit                                                                                     (15,112)           (9,801)
                                                                                  ------------------------------------
                  Total Shareholders' Equity                                                 17,134            15,978
                                                                                  ----------------- -----------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $     20,216      $     19,048
                                                                                  ================= =================

-------------

(1) The balance sheet at September 30, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) Includes  5,673,605  exchangeable  shares of SoftQuad  Acquisition Corp. See
Note 3.

            See Notes to Condensed Consolidated Financial Statements.

                             SOFTQUAD SOFTWARE, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share information)
                                   (unaudited)

                                                                Three Months Ended
                                                                   December 31,
                                                             ----------------------
                                                                2000         1999
                                                             ----------   ---------
REVENUES
  Licenses                                                  $  1,000         $    846
  Services                                                       263               14
                                                        ------------     ------------
TOTAL REVENUES                                                 1,263              860
                                                        ------------     ------------

COST OF REVENUES
  Licenses                                                        84              106
  Services                                                       504               82
                                                        ------------     ------------
TOTAL COST OF REVENUES                                           588              188
                                                        ------------     ------------

GROSS PROFIT                                                     675              672
                                                        ------------     ------------
EXPENSES
  Selling and marketing                                        4,134              663
  Research and development                                       627              273
  General and administrative                                   1,428              341
                                                        ------------     ------------
                                                               6,189            1,277
                                                        ------------     ------------
LOSS BEFORE OTHER
(INCOME)/EXPENSES                                             (5,514)            (605)

OTHER (INCOME)/EXPENSES                                         (203)              21
                                                        -------------    ------------

NET LOSS                                                    $ (5,311)        $   (626)
                                                        =============    =============

LOSS PER SHARE-BASIC                                        $  (0.41)      $    (0.06)
                                                        =============    =============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING(1)                                     13,075,835         9,945,977
                                                          ==========     =============

------------------
(1) Includes 5,673,605 exchangeable shares (December 31, 1999 - 5,773,605) of SoftQuad Acquisition Corp. See Note 3.

            See Notes to Condensed Consolidated Financial Statements.

                             SOFTQUAD SOFTWARE, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                   December 31,
                                                                                 2000        1999
                                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $ (5,311)   $   (626)
Adjustments to reconcile net loss to net cash used for operating activities
     Compensation recorded on stock options                                         64          39
     Services paid through issuance of share capital                             1,380          --
     Amortization of capital assets                                                127          22
     Amortization of goodwill                                                      208           5
     Amortization of deferred financing costs                                     --            17

Changes in non-cash operating working capital items
     Accounts receivable                                                           (40)          4
     Work in process and inventory                                                 (22)        (36)
     Prepaid expenses and deposits                                                 302          15
     Accounts payable and accrued liabilities                                     (323)        149
     Deferred revenue                                                                3          (9)
                                                                              --------    --------
Net cash used in operating activities                                           (3,624)       (408)
                                                                              --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of ADEi, net of cash                                                (164)         --
     Purchase of capital assets                                                    (98)        (22)
                                                                              --------    --------

Net cash used in investing activities                                             (262)        (22)
                                                                              --------    --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES
     Issuance of share capital, net of share issuance costs                        (62)        --
     Increase in amounts due to SoftQuad Software, Ltd.                             --       2,639
     Repayment of notes payable                                                     --         (50)
                                                                              --------    --------

 Net cash (used in) provided by financing activities                               (62)      2,589
                                                                              --------    --------

FOREIGN EXCHANGE                                                                    33          83
                                                                              --------    --------

NET CASH (OUTFLOW) INFLOW                                                       (3,915)      2,242
CASH POSITION, BEGINNING OF PERIOD                                              16,306         727
                                                                              --------    --------
CASH POSITION, END OF PERIOD                                                  $ 12,391    $  2,969
                                                                              ========    ========
CASH INCLUDES THE FOLLOWING:
         Cash                                                                 $    638    $  2,969
         Cash equivalents                                                       11,753          --
                                                                              --------    --------
                                                                              $ 12,391    $  2,969
                                                                              ========    ========
SUPPLEMENTARY FINANCIAL INFORMATION
        Interest paid                                                         $     --    $     21
        Interest received                                                     $    216    $      6
        Value of common stock recorded on stock compensation expenses         $     64    $     39
        Issuance of share capital as payment for debt                         $  1,380    $     96

            See Notes to Condensed Consolidated Financial Statements.

                             SOFTQUAD SOFTWARE, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 and 1999

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

      In the opinion of management, the financial statements and the related notes included herein present fairly, in all material respects, the financial position and quarterly results of operations of the Company and its wholly owned subsidiaries as at and for the three month period ended December 31, 2000. The stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods.

      Effective October 1, 2000, the Company changed its functional currency to the U.S. dollar as it represents the primary economic environment in which the Company operates. The effects of this change have been recorded as a separate component of shareholders' equity in accumulated other comprehensive income
(loss).

NOTE 2.  REVENUE RECOGNITION

         The Company recognizes revenue in accordance with applicable accounting regulations, including American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements. Revenue from sale of products is recognized when a contract has been executed, the product has been delivered, the sales price is fixed and determinable and collection of the resulting receivable is probable.

         Revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post contract customer support, installation, training) is allocated to each element based on vendor specific objective evidence of relative fair value of the elements. The revenue allocated to post contract support is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) is recognized as the services are performed. When arrangements contain multiple elements and vendor specific objective evidence exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements for which vendor specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence exists or all elements have been delivered.

NOTE 3.  SHAREHOLDERS' EQUITY

      The Company's authorized capital stock consists of 25,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and one share of special voting stock, $0.001 par value.

DESCRIPTION OF CAPITAL STOCK

COMMON STOCK

         As of February 12, 2001, there were 13,543,437 shares of common stock issued and outstanding, including 5,673,605 shares reserved for issuance upon the exchange of exchangeable shares of the Company's subsidiary, Softquad Acquisition Corp. ("SAC"), which are described below.

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

PREFERRED STOCK

      As of February 12, 2001, there were 1,473,405 shares of Class A preferred stock and 1,722,222 shares of Class B preferred stock issued and outstanding.

      The shares of Class A preferred stock and Class B preferred stock are convertible at any time at the option of the holder, on a one-for-one basis, for shares of common stock. The number of shares of common stock into which Class A preferred stock and Class B preferred stock is convertible is subject to adjustment or modification in the event of a stock split or other change to the Company's capital structure so as to maintain the initial one-to-one relationship between the shares of such preferred stock and the common stock. The holders of Class A preferred stock and Class B preferred stock are entitled to the number of votes per share equal to the number of shares of common stock into which such preferred stock is convertible on all matters to be voted on by the stockholders. With respect to dividends, Class A preferred stock and Class B preferred stock rank equally with each other and the common stock. With respect to distributions upon liquidation, the holders of Class A preferred stock and Class B preferred stock are entitled to receive an initial preferred distribution before any payment is made in respect of shares of common stock of $1.3574 and $2.9032 per share, respectively.

SPECIAL VOTING STOCK

      As of February 12, 2001, the one authorized share of special voting stock has been issued to Montreal Trust Company of Canada in its capacity as trustee for the benefit of holders of exchangeable shares of SAC. The special voting share is the vehicle through which holders of exchangeable shares are able to exercise their voting rights, as described below under "Exchangeable Shares of SoftQuad Acquisition Corp." The special voting stock has attached to it a number of votes equal to the number of exchangeable shares outstanding from time to time (other than exchangeable shares held by the Company or its affiliates), which votes may be cast at any meeting at which common stockholders are entitled to vote. When all exchangeable shares are held by the Company or its affiliates (as a consequence of their redemption or repurchase), the special voting share will be cancelled.

EXCHANGEABLE SHARES OF SAC

As of February 12, 2001, there were 5,673,605 exchangeable shares of SAC (the Company's subsidiary) issued and outstanding. The exchangeable shares were issued to certain Canadian shareholders of SoftQuad Canada in exchange for their shares of SoftQuad Canada in connection with the acquisition by the Company of all of the outstanding shares of SoftQuad Canada. The exchangeable shares have economic and voting rights functionally equivalent to shares of the Company's common stock, and were issued to Canadian shareholders in lieu of shares of the Company's common stock because of Canadian tax considerations.

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

OPTIONS

      As of February 12, 2001, there were options outstanding to purchase 4,849,438 shares of common stock with a weighted average exercise price per share of $2.1432

SPECIAL WARRANTS

      As of February 12, 2001, 2,951,420 special warrants were outstanding, all of which were held by Canadian residents. Each special warrant entitles the holder thereof to acquire one share of common stock for no additional consideration. The special warrants expire on the fifth business day following the date of effectiveness in the holder's province of residence of a prospectus qualifying the exercise of the special warrants into shares of common stock. The special warrants are exercisable at any time, and are automatically exercised immediately prior to their expiration. The special warrants were sold to certain Canadian purchasers in lieu of shares of the Company's common stock because of Canadian securities law considerations.

WARRANTS

      As of February 12, 2001, there were warrants outstanding to purchase 3,095,559 shares of common stock with a weighted average purchase price per share of $5.769. Warrants to purchase 663,033 shares expire on December 16, 2002, warrants to purchase 1,141,688 shares expire on February 28, 2003 and warrants to purchase 1,290,838 shares expire on the second anniversary of the effective date of the registration statement covering the shares underlying these warrants.

      Of the warrants, 1,075,715 have an exercise price that declines by $0.50 per month (or prorated portion thereof), to a minumum of $3.75, until the date (the "Effectiveness Date") on which a registration statement covering the shares underlying such warrants is declared effective by the Securities and Exchange Commission (and, in the case of warrants held by Canadian residents, until a receipt for a prospectus covering the distribution of such shares has been issued by the securities regulatory authorities in the province in which the holder is resident). The exercise price of such warrants as at February 12, 2001 was $10.50. Such warrants expire on the first anniversary of the Effectiveness Date. An extraordinary resolution of the holders of such warrants has been circulated to the holders thereof in accordance with the terms of the governing warrant indenture seeking approval of amendments to the terms of those warrants that would fix the exercise price at $7.50 and extend the expiry thereof to the third anniversary of the Effectiveness Date; SoftQuad anticipates that the said extraordinary resolution will receive the requisite approval of the holders of two-thirds of the warrants, but there can be no assurance of this. If the amendments are made, the weighted average exercise price of the warrants will be $7.50.

SHAREHOLDERS' EQUITY TABLES

(a)      Change in Shareholders' Equity

      The following two tables summarize the changes in shareholders' equity for the three months ended December 31, 2000:

               Changes in Shareholders' Equity By Number of Shares
               ---------------------------------------------------

                                   (unaudited)

                                                                                         Shares
                                                                           Shares      Subject to      Shares
                                            Common         Preferred    Subject to      Special     Subject to
Date                                         Stock           Stock        Warrants      Warrants      Options         Total
----                                         -----           -----        --------      --------      -------         -----
Balance at September 30, 2000              12,473,472    3,195,627      3,095,559      2,951,420       4,425,700     26,141,778

Issuances on:
November 20, 2000                            744,133                                                                    744,133
November 30, 2000                            300,000                                                                    300,000
December 29, 2000                             25,832
Exercised during period                                                                                  (25,832)
Granted during period                                                                                    757,770        757,770
Forfeited during period                                                                                 (281,867)      (281,867)
                                          ----------     ---------      ----------     ---------      -----------    ----------
Balance at December 31, 2000              13,543,437     3,195,627      3,095,559      2,951,420       4,875,771     27,661,814
                                          ==========     =========      ==========     =========      ===========    ==========

                    Changes in Shareholders' Equity By Value
                    ----------------------------------------

                                   (unaudited)

                            (in thousands of dollars)

                                                                                       Shares
                                                                        Shares       Subject to
                                             Common      Preferred    Subject to      Special      Additional
Date                                          Stock        Stock       Warrants       Warrants    Paid-In-Capita    Total
----                                       ------------ ------------ -------------- ------------- -------------- -------------
Balance at September 30, 2000              $     3,646  $         3  $     3,918    $    13,241   $     5,700    $    26,508
Issuances on:
November 20, 2000                                    1                                                  5,201          5,202
November 30, 2000                                                                                       1,380          1,380
December 29, 2000                                                                                          12             12
                                           ------------ ------------ ------------   -----------    ------------  -----------
                                                 3,647            3        3,918         13,241        12,293         33,102

Share Issuance Costs                               (69)           -            -              -          (154)          (223)
                                           -----------  -----------  -----------    -----------   -------------- -----------
Balance at December 31, 2000               $     3,578  $         3  $     3,918    $    13,241   $       12,139 $    32,879
                                           ===========  ===========  ===========    ===========   ============== ===========

      (b)  Stock Options

      The following tables summarize the status of stock options outstanding as December 31, 2000:

                            Summary of Stock Options
                            ------------------------

                                   (unaudited)

                                                                              Number of
                                                             Weighted          Shares
                                                              Average        Subject to
                                                          Exercise Price       Options
                                                          --------------     -------------
                                                          C>
         Balance October 1, 2000                          $   1.6850            4,425,700
         Forfeited                                        $   2.7043             (281,867)
         Granted                                          $   3.6792              757,770
         Exercised                                        $   0.2310              (25,832)
         Balance December 31, 2000                                              4,875,771
         Weighted average fair value of options granted   $   2.0982

                               Outstanding Options
                               -------------------
                                   (unaudited)

                                                                 Number of        Number of Shares
                                    Remaining                  Shares Subject  Subject to Exercisable
        Exercise Price       Calculated Life in Years           to Options           Options
        --------------       ------------------------        ----------------   ----------------------
          $ 0.0013                      8.0                      1,050,000          735,000
          $ 0.2310                      9.0                        239,501           62,612
          $ 0.0066                      9.0                        500,000          500,000
          $ 0.9600                     10.0                         80,770           80,770
          $ 1.4400                     9.5                       1,829,000
          $ 1.9400                     10.0                          3,000
          $ 3.2500                     10.0                        260,000
          $ 3.6300                     10.0                          3,000
          $ 6.2700                     10.0                          1,500
          $ 6.4000                     10.0                        205,500
          $ 6.8800                     10.0                          3,000
          $ 7.0000                     10.0                          3,000
          $ 7.5000                     9.5                         697,500
                                                        ------------------- --------------------
                                       Total                     4,875,771        1,378,382
                                                            ==============     =============

(c)  Warrants and Special Warrants

      The following tables summarize warrants and special warrants outstanding as at December 31, 2000:

                                    Warrants
                                    --------
                                   (unaudited)
                            (in thousands of dollars)

                                                                          Number of
                                                                       Shares Subject
                                                                         to Warrants              Value
                                                                         -----------              -----
Outstanding warrants to purchase shares of common stock at
$1.44 per share, expiring December 10, 2002                                  663,033                 $271

Outstanding warrants to purchase shares of common stock at
$1.53 per share, expiring February 28, 2003                                1,041,668                  281

Outstanding warrants to purchase shares of common stock at
$2.50 per share, expiring February 29, 2003                                  100,000                   27

Outstanding warrants to purchase shares of common stock
at $7.50 per share, expiring on the second anniversary of the effective date of a registration statement covering the
underlying shares                                                            215,143                1,205

Outstanding warrants to purchase shares of common stock
at $12.50 per share, expiring on the second anniversary of the effective date of a registration statement covering the
underlying shares                                                          1,075,715                2,394
                                                                       -------------          ------------
                                                                           3,095,559                4,178
                                                                       ============
Share Issuance Costs                                                                                 (260)
                                                                                              ------------
Total                                                                                              $3,918
                                                                                              ===========

      Of the warrants, 1,075,715 have an exercise price that declines by $0.50 per month (or prorated portion thereof), to a minumum of $3.75, until the date (the "Effectiveness Date") on which a registration statement covering the shares underlying such warrants is declared effective by the Securities and Exchange Commission (and, in the case of warrants held by Canadian residents, until a receipt for a prospectus covering the distribution of such shares has been issued by the securities regulatory authorities in the province in which the holder is resident). The exercise price of such warrants as at February 12, 2001 was $10.50. Such warrants expire on the first anniversary of the Effectiveness Date. An extraordinary resolution of the holders of such warrants has been circulated to the holders thereof in accordance with the terms of the governing warrant indenture seeking approval of amendments to the terms of those warrants that would fix the exercise price at $7.50 and extend the expiry thereof to the third anniversary of the Effectiveness Date; SoftQuad anticipates that the said extraordinary resolution will receive the requisite approval of the holders of two-thirds of the warrants, but there can be no assurance of this. If the amendments are made, the weighted average exercise price of the warrants will be $7.50.

                                Special Warrants
                                   (unaudited)
                            (in thousands of dollars)

                                                             Number of Shares
                                                                Subject to
                                                             Special Warrants      Value
                                                             ----------------      -----
Outstanding special warrants to acquire shares of common
stock                                                            2,951,420          $14,714
                                                                 =========
Share Issuance Costs                                                                 (1,473)
                                                                                   ---------
Total                                                                               $13,241
                                                                                    =======

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

      The following table presents the calculation of basic loss per share of common stock:

                                                   Three Months Ended      Three Months Ended
                                                   December 31, 2000       December 31, 1999
                                                   -----------------       -----------------
                                                      (unaudited)             (unaudited)
Historical:                                          (in thousands, except per share data)
     Net loss applicable to common stockholders         $ (5,297)                $ (626)
     Weighted average shares  (1)                         13,076                  9,946
     Basic loss per share                                 ($0.41)                ($0.06)


(1) Includes 5,673,605 exchangeable shares (December 31, 1999 - 5,773,605) of
SAC.


NOTE 5.  OTHER COMPREHENSIVE INCOME

                           Other Comprehensive Income
                           --------------------------
                                   (unaudited)
                            (In thousands of dollars)


                           Balance at December 31, 1999     $          19

                           Foreign currency translation               (61)
                                                            --------------

                           Balance at December 31, 2000     $         (42)
                                                            =============

NOTE 6.  RECENT PRONOUNCEMENTS

       SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities (FAS133)" is effective for fiscal 2001. It requires that all derivatives be recognized as either assets or liabilities and measured at fair value. The criteria for determining whether all or a portion of a derivative instrument may be designated as a hedge has changed.
       Derivatives that are fair market value hedges, together with the financial instrument being hedged, will be marked to market with adjustments reflected in income. Derivatives that are cash flow hedges will be marked to market with adjustments reflected in comprehensive income. As at December 31, 2000, the Company has not entered into any derivative contracts. Further, as at December 31, 2000, the Company has completed a review of all contracts for embedded derivatives and none were noted. Thus, the adoption of FAS133 had no impact on either the Company's statement of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto as at and for the three months ended December 31, 2000 and 1999 contained elsewhere in this quarterly report on Form 10-QSB. In this report, "we," "us" and "our" refer to the business that is owned and conducted by SoftQuad Software, Ltd. and its subsidiaries and that was previously owned and conducted by their predecessors.

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

OVERVIEW

      SoftQuad(R) is a leading developer of software products for the creation and management of content in XML. XML (eXtensible Markup Language) is a language for the exchange of data on the World Wide Web that is a rapidly emerging standard for business-to-business ("B2B") e-commerce. Our XMetaL(R) product is an advanced, yet easy-to-use, XML content creation solution that allows authors throughout an organization to create and adapt content for use in e-commerce, e-publishing and knowledge management applications. Our MarketAgility(TM) product, which we released in September 2000, is an XML-based content delivery solution that gives suppliers more control over the collection, processing and real-time delivery of product information in XML to e-marketplaces and e-procurement systems.

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

      We generate our revenues from product sales, license fees, maintenance and support contracts, We recognize revenues from product and license agreements on product delivery if an agreement exists with a fixed or determinable fee and collection of the related receivable is reasonably assured. Service revenue consists of fees for product solution services and from maintenance and support agreements. Revenue from maintenance and support agreements is initially recorded as deferred revenue and recognized as revenue over the term of the agreement. Revenue from product solution services is recognized using the percentage of completion method based on a proportion of total hours incurred to total project hours. Our cost of revenues includes costs to manufacture, package, and distribute our products and related documentation, royalty payments to third parties, payments to vendors and inventory write-downs, as well as personnel and other expenses, if any, related to providing product solution services and customer support services.

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our development, sales and marketing and product solution services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception. As of December 31, 2000, we had an accumulated deficit of approximately $15.1 million.

      We believe that our future success depends on XML technology and our XMetaL and MarketAgility products. We plan to increase our operating expenses and expect to continue to incur operating losses through the third quarter of 2001 with the goal of achieving profitability during the fourth quarter of 2001.

      Because our business has historically been carried on by entities other than SoftQuad Software, Ltd., the historical financial results described in this section for the three months ended December 31, 1999 are the results of SoftQuad Software Inc., our Ontario operating subsidiary.

OUR HISTORY AND CORPORATE STRUCTURE

      COMMENCEMENT OF OUR BUSINESS

      We commenced our business in 1986 under the name SoftQuad Inc. During the 1980s, we developed software products based on SGML (Standard Generalized Markup Language), the predecessor of XML. In 1992, SoftQuad Inc. was acquired by SoftQuad International Inc. (now renamed NewKidCo International Inc.), which is a publicly-traded company listed on the Toronto Stock Exchange. During the early 1990s, we began to focus on HTML-based software, culminating with the launch in 1993 of HoTMetaL. In 1996, we identified a need for a more versatile language than HTML and began to work, together with representatives of other technology companies, on developing XML.

      ESTABLISHMENT OF SOFTQUAD CANADA

      In August 1998, we organized a management buyout of substantially all of the assets and liabilities of SoftQuad Inc. and 100% of the shares of SoftQuad UK Limited, which was SoftQuad International Inc.'s European subsidiary. To facilitate the buyout, on August 7, 1998, they established SoftQuad Software Inc., an Ontario (Canada) corporation ("SoftQuad Canada"). SoftQuad Canada completed the buyout on October 1, 1998. The assets acquired in the buyout included, among other things, the rights to the name "SoftQuad." In May 1999, we launched XMetaL.

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

      ACQUISITION OF ADVANCED DATA ENGINEERING, INC. ("ADEI")

      On November  20, 2000,  we  completed  our  acquisition  of Advanced  Data
Engineering Inc. ("ADEi"). Under the acquisition agreement, we agreed to purchase ADEi for a purchase price of $4.8 million, which was satisfied by the issuance of 744,133 common stock. Also pursuant to the agreement, option holders of ADEi converted vested options for ADEi to 80,770 vested options in the Company. The acquisition of ADEi was accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed and is subject to working capital adjustments. Operating results for ADEi are included herein from the date of the acquisition.

      The following pro forma summary represents the consolidated results of operations for the three months ended December 31, 2000 and 1999 as if the acquisition had occurred as of October 1, 1999. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of the results which may occur in the future.

                                                                 Pro Forma
                                                Three Months Ended        Three Months Ended
                                                December 31, 2000          December 31, 1999
                                                -----------------          -----------------
                                                   (in thousands, except per share data)
 Total revenue                                        $1,435                    $ 1,319
 Net loss applicable to common shareholders           (5,808)                      (930)
 Basic net loss per common share                      ($0.44)                    ($0.09)

      OUR CURRENT CORPORATE STRUCTURE

      We currently conduct our operations through SoftQuad Canada and its wholly-owned subsidiary, SoftQuad UK Limited and SoftQuad California Inc. All of the common shares of SoftQuad Canada are owned by SAC, and all of the common shares of SAC and SoftQuad California Inc. are owned by SoftQuad Software, Ltd.

RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

      REVENUE

      Total revenue increased from $860 thousand in the three months ended December 31, 1999 to $1.263 million in the three months ended December 31, 2000, representing a 47% increase in revenue. This increase is attributable to an increase in license, support and maintenance fee revenues from XMetaL of $555 thousand and an increase in revenues of $249 thousand from our product solution services group due primarily to our acquisition of ADEi on November 20, 2000. This increase was offset by a decrease in HoTMetaL's product license revenue of $401 thousand. For the three months ended December 31, 2000, revenue generated from XMetaL, HoTMetaL and professional services was 69%, 10% and 21% respectively, compared with 28%, 70% and 2% respectively in the first quarter of fiscal 2000. We expect HoTMetaL's license revenues, both in absolute dollars and their proportionate share of total revenues, to decline over the next several quarters.

      We categorize our geographic information into two major market regions: the Americas and Europe. In the first quarter of fiscal 2001, revenue generated from the Americas and Europe was 61% and 39%, respectively, consistent with the first quarter of fiscal 2000.

      COST OF REVENUES

      Cost of revenues increased from $188 thousand for the three months ended December 31, 1999 to $588 thousand for the three months ended December 31, 2000, representing an increase of 213%. This increase is attributable to increased costs associated with product solution services and customer support services as these groups continue to grow and due to our acquisition of ADEi on November 20, 2000. We expect cost of revenues to increase as we continue to invest in product solution services and customer support services by hiring and training new personnel as services revenue associated with XMetaL and MarketAgility continues to increase.

      SELLING AND MARKETING

      Selling and marketing expenses increased from $663 thousand in the three months ended December 31, 1999 to $4.1 million for the three months ended December 31, 2000. The increase is primarily attributable to an increase in selling and marketing personnel and the increased marketing program expenditures associated with XMetaL and increased investor relations activities, including $1,380 million for investor relations services paid through the issuance of shares. We expect selling and marketing spending will increase in absolute dollars as we continue to increase our presence in the e-commerce markets; we expect investor relations costs to decrease over the next several quarters.

      RESEARCH AND DEVELOPMENT

      Research and development expenses increased from $273 thousand in the three months ended December 31, 1999 to $627 thousand for the three months ended December 31, 2000. The increase is primarily attributable to an increase in personnel related costs largely related to the development of our XMetaL and MarketAgility products. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that research and development expenses will increase in absolute dollars in future periods. To date, all software development costs have been expensed in the period incurred.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased from $341 thousand in the three months ended December 31, 1999 to $1.4 million for the three months ended December 31, 2000. The increase is primarily attributable to increased personnel related costs (including $64 thousand related to the amortization of stock based compensation), increased costs of legal, accounting and other professional services, and increased facility expenses necessary to support our expanding operations. We expect that general and administrative spending will increase in absolute dollars to support ongoing and expanding operations.

      NET LOSS

      Our net loss increased from $626 thousand or $0.06 per share for the three months ended December 31, 1999 to $5.3 million or $0.41 per share for the three months ended December 31, 2000, reflecting a consistent level of gross profit earned in the three months ended December 31, 2000 offset by higher operating expenses for the same period. We expect to incur net losses for at least the next two quarters.

      LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity and debt securities. From December 1999 to date, we raised approximately $22.6 million in net proceeds from equity financings in order to expand our sales and marketing and product development efforts and support our administrative infrastructure.

      For the three months ended December 31, 2000 and 1999, net cash used in operating activities was $3.6 million and $408 thousand respectively. For the three months ended December 31, 2000 and 1999 respectively, the increase in cash used for operating activities was primarily due to a net loss of $5.3 million (including $1.4 million relating to payment of services though an issuance of share capital) and $626 thousand respectively, offset by changes in operating working capital.

      Net cash used in investing activities was $262 thousand and $22 thousand for the three months ended December 31, 2000 and 1999, respectively. Cash used in investing activities for the three months ended December 31, 2000 related to the purchase of ADEi and the purchase of capital assets, mainly computer hardware and software. At December 31, 2000, we did not have any material commitments for capital expenditures.

      Net cash used in financing activities was $62 thousand and net cash provided by financing activities was $2.6 million for the three months ended December 31, 2000 and 1999, respectively. During the three months ended December 31, 1999, funding of $2.6 million was provided by SoftQuad Software, Ltd., prior to its acquisition of SoftQuad Software, Inc.

      At December 31, 2000, we had $12.4 million in cash and cash equivalents and working capital of $10.8 million. This compares to $3.0 million in cash and cash equivalents and working capital of $2.0 million as of December 31,1999.

      We do not have a line of credit for general operating expenses. We do have equipment lines of credit from vendors for certain office equipment. At December 31, 2000, we had no notes or loans payable outstanding.

      We believe that we have sufficient cash and cash equivalents to meet our working capital requirements for at least the next 12 months. Thereafter, additional funds may be required to support our working capital requirements or for other purposes. We may seek to raise such additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available at all, or if available on terms favorable to us, or that any additional financing will not be dilutive.

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

      WE HAVE INCURRED AND EXPECT TO CONTINUE TO INCUR LOSSES

We have not achieved profitability and we expect to incur operating losses through the third quarter of 2001 with the goal of achieving profitability during the fourth quarter of 2001. To date, we have funded our operations primarily from the sale of equity and debt securities and borrowings. We incurred losses of $626 thousand and $5.3 million for the three months ended December 31, 1999 and 2000, respectively. As of December 31, 2000, our losses have resulted in an accumulated deficit of $15.1 million. We plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems. As a result, we will need to generate significant revenues to achieve and maintain profitability. If our revenues do not increase along with these expenses, our net losses in a given quarter may be even greater than expected. We cannot be certain that we can sustain revenue growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

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

      WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON HOTMETAL REVENUES

We have derived and will continue to derive portions of our revenue from HoTMetaL. In recent quarters, worldwide HoTMetaL revenues have declined and HoTMetaL has lost market share. Although we have planned for HoTMetaL's absolute and proportionate share of total revenues to decline over the next several quarters, if HoTMetaL revenues were to decline faster than anticipated, our business, operating results and financial condition could be materially adversely affected.

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

Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. In addition, while our financial results are currently reported in U.S. dollars, a significant portion of our sales are denominated in U.K. pounds sterling, and the Euro. Significant long-term fluctuations in relative currency values may adversely affect our consolidated results of operations. In particular, our consolidated results of operations may be adversely affected by a significant strengthening of the U.S. dollar against U.K. pounds sterling, the Euro or other currencies in which we generate revenue. To date, we have not engaged in any foreign exchange hedging transactions. We intend to consider entering into foreign exchange hedging transactions in the future, if appropriate.

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

Our success depends largely on the skills, experience and performance of some key members of our management, including Roberto Drassinower, our Chief Executive Officer, and Peter Sharpe, our Chief Scientist. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. Also, our future success depends on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face intense competition for qualified personnel, particularly in the areas of engineering and technology as well as in selling, marketing and administration. Many of our competitors for qualified personnel have greater resources than we have. We cannot be certain that we will be successful in attracting or retaining qualified personnel in the future.

      WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

We believe that we can fund our planned operations for at least the next 12 months from our existing working capital. Nevertheless, we may need, or otherwise seek, to raise additional funds in the future to maintain and grow our business. We cannot assure you that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities, stockholders may experience dilution of their holdings. New equity securities may also have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

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

RISKS RELATED TO THE INTERNET INDUSTRY

      OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF THE INTERNET FOR COMMERCE AND XML

Our future success depends heavily on the Internet and XML technology being speedily accepted and widely used for commerce. Any of the following circumstances could have a materially adverse effect on our business, operating results and financial condition:

      o E-commerce or the use of XML for e-commerce do not continue to grow or grow more slowly than expected;

      o Consumers or businesses reject the Internet as a viable commercial medium;

      o E-commerce businesses are unable to achieve adequate profitability or are unable to raise additional capital;

      o The Internet infrastructure is not able to support the demands placed on it by increased Internet usage and bandwidth requirements;

      o Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation cause the Internet to lose its viability as a commercial medium; and

      o We incur substantial expenses adapting our solutions to changing or emerging technologies and market conditions, which could occur even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed and the adoption of XML for Internet commerce continues as expected.

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

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On October 10, 2000, we committed to issue 300,000 shares of common stock at a value of $4.60 per common share as payment for services received.

      On November 20, 2000, in connection with our acquisition of ADEi, we issued 744,133 shares of common stock to the former shareholders of ADEi valued at $6.40. In connection with this transaction, we also exchanged vested options for ADEi for 80,770 vested options of the Company at an exercise price of $0.96 and at a fair value of $4.48.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

         The following documents are referenced or included in this report:

27*               Financial Data Schedule

------------------------------
*        Filed herewith.


         (b)  Reports on Form 8-K.

         Report on Form 8-K filed on December 5, 2000 reporting the acquisition of Advance Data Engineering Inc. ("ADEi") under Item 2.

         Report on Form 8-KA filed February 8, 2001, providing financial information on the acquisition of ADEi under Item 7.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                 SOFTQUAD SOFTWARE, LTD.

Date:  February 12, 2001         By:     /s/ Roberto Drassinower
                                         --------------------------
                                         Roberto Drassinower
                                         Chief Executive Officer


Date:  February 12, 2001         By:     /s/ David R. Lewis
                                         --------------------------
                                         David R. Lewis
                                         Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

                  Exhibit
                  Number              Description of Document
                  ------              -----------------------

                    27*               Financial Data Schedule

------------------------------
*        Filed herewith.