Form 10QSB
period 2001-03-31
SOFTQUAD SOFTWARE LTD
filed 2001-05-14
CIK 1081987

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2001
                              --------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number                             0-26327
                              --------------------------------------------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     ---------      -------

         The number of shares of common stock, par value $.001 per share, outstanding as of April 30, 2001 (including exchangeable shares of the registrant's subsidiary, SoftQuad Acquisition Corp., which have voting and economic rights functionally equivalent to shares of common stock, but not including any shares subject to other derivative securities) was 13,791,707.

Transitional Small Business Disclosure Format (check one): Yes        No    X
                                                              -------    -------

                             SOFTQUAD SOFTWARE, LTD.

                                QUARTERLY REPORT
                          QUARTER ENDED MARCH 31, 2001

                                    CONTENTS

                                                                                                              PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              March 31, 2001 and September 30, 2000.......................................................     1

              Condensed Consolidated Statements of Operations
              Three and Six Months Ended March 31, 2001 and March 31, 2000................................     2

              Condensed Consolidated Statements of Cash Flows
              Three and Six Months Ended March 31, 2001 and March 31, 2000................................     3

              Notes to Financial Statements...............................................................     4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........     12

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................................................     26

Item 6.  Exhibits and Reports on Form 8-K.................................................................     26


                             SOFTQUAD SOFTWARE, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                    March 31, 2001   September 30, 2000
                                                                                    --------------   ------------------
                                                                                     (unaudited)             (1)
ASSETS
Current
      Cash and cash equivalents                                                         $     8,696      $     16,306
      Accounts receivable                                                                       834             1,147
      Work in process and other inventory                                                       250                72
      Prepaid expenses and deposits                                                           1,003               482
                                                                                  ----------------- -----------------
                  Total Current Assets                                                       10,783            18,007
Capital assets                                                                                1,024             1,017
Goodwill                                                                                      4,866                24
                                                                                  ----------------- -----------------
                  TOTAL ASSETS                                                         $     16,673      $     19,048
                                                                                  ----------------- -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                  $       884      $        834
      Accrued liabilities                                                                     2,069             2,106
      Deferred revenue                                                                          148               130
                                                                                  ----------------- -----------------
                                                                                              3,101             3,070
                                                                                  ----------------- -----------------

                  Total Current Liabilities

Shareholders' Equity

Share Capital                                                                                20,047             20,809
Additional Paid-In-Capital                                                                   12,040              5,700
Deferred Stock Compensation Expense                                                            (528)             (656)
Accumulated Other Comprehensive Loss                                                           (275)              (74)
Deficit                                                                                     (17,712)           (9,801)
                                                                                  ----------------- -----------------
                  Total Shareholders' Equity                                                 13,572            15,978
                                                                                  ----------------- -----------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $     16,673      $     19,048
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

            See Notes to Condensed Consolidated Financial Statements.

                             SOFTQUAD SOFTWARE, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share information)
                                   (unaudited)

                                                  Three Months Ended                Six Months Ended
                                                       March 31,                       March 31,
                                         ------------------------------     ------------------------------
                                             2001               2000            2001               2000
                                         ------------      ------------     ------------      ------------
REVENUE
  License                                    $    692          $  1,104         $  1,682          $  1,950
  Service                                         488                11              761                25
                                         ------------      ------------     ------------      ------------
TOTAL REVENUE                                   1,180             1,115            2,443             1,975
                                         ------------      ------------     ------------      ------------

COST OF REVENUE
  License                                          76               159              160               265
  Service                                         871                92            1,375               174
                                         ------------      ------------     ------------      ------------
TOTAL COST OF REVENUE                             947               251            1,535               439
                                         ------------      ------------     ------------      ------------
GROSS PROFIT                                      233               864              908             1,536
                                         ------------      ------------     ------------      ------------
OPERATING EXPENSES
   Research and development
     Stock-based compensation                      26                26               52                52
     Other research and development               488               366            1,089               613
   Selling and marketing
     Stock-based compensation                     184                12              184                24
     Other selling and marketing                  341               854            4,475             1,504
   General and administrative
     Stock-based compensation                      37                43               75                86
     Other general and administrative           1,177               405            2,359               682
   Amortization of goodwill and other
   intangibles                                    463                41              671                62
                                         ------------      ------------     ------------      ------------
TOTAL OPERATING EXPENSES                        2,716             1,747            8,905             3,023
                                         ------------      ------------     ------------      ------------

OPERATING LOSS                                 (2,483)             (883)          (7,997)           (1,487)
INTEREST INCOME                                  (216)              (22)            (377)              (28)
OTHER EXPENSE, NET                                333                21              291                48
                                         ------------      ------------     ------------      ------------
NET LOSS                                      $(2,600)         $   (882)        $ (7,911)         $ (1,507)
                                         ------------      ------------     ------------      ------------

OTHER COMPREHENSIVE LOSS
    FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS                                   (233)              (10)            (201)              (14)
                                         ------------      ------------     ------------      ------------
COMPREHENSIVE LOSS APPLICABLE TO
COMMON SHAREHOLDERS                         $  (2,833)         $   (892)        $ (8,112)         $ (1,521)
                                         ------------      ------------     ------------      ------------
LOSS PER SHARE-BASIC                        $   (0.19)         $  (0.07)        $  (0.59)         $  (0.14)
                                         ------------      ------------     ------------      ------------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING(1)                      13,770,030        12,056,000       13,419,118        10,553,000
                                         ------------      ------------     ------------      ------------

-----------------
(1) Includes 5,673,605 exchangeable shares (March 31, 2000 - 5,773,605) of SoftQuad Acquisition Corp. See Note 3.

            See Notes to Condensed Consolidated Financial Statements.

                             SOFTQUAD SOFTWARE, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                    Six months ended March 31
                                                                             --------------------------------------
                                                                                      2001                  2000
                                                                             -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $    (7,911)          $    (1,507)
Adjustments to reconcile net loss to net cash used for operating activities
     Compensation recorded on stock options                                               311                    75
     Issuance of share capital for services                                               500                     -
     Amortization of capital assets                                                       215                    77
     Amortization of goodwill                                                             671                     8
     Amortization of deferred financing costs                                               -                    54

Changes in non-cash operating working capital items
     Accounts receivable                                                                  319                  (158)
     Work in process and inventory                                                       (142)                  (45)
     Prepaid expenses and deposits                                                       (546)                 (367)
     Accounts payable and accrued liabilities                                            (212)                  993
     Deferred revenue                                                                     (49)                   84
                                                                             -----------------     ----------------
Net cash used in operating activities                                                  (6,844)                 (786)
                                                                             ----------------      -----------------

CASH FLOWS USED IN INVESTING ACTIVITIES

     Purchase of subsidiary, net of cash                                                 (164)                    -
     Purchase of capital assets                                                          (218)                 (112)
                                                                             -----------------     -----------------
Net cash used in investing activities                                                    (382)                 (112)
                                                                             -----------------     -----------------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES

     Issuance of share capital, net of share issuance costs                              (159)                9,087
     Repayment of notes payable                                                            -                   (798)
                                                                             ----------------      ----------------
 Net cash (used in) provided by financing activities                                     (159)                8,289
                                                                             -----------------     ----------------

FOREIGN EXCHANGE                                                                         (225)                 (165)
                                                                             -----------------     -----------------

NET CASH (OUTFLOW) INFLOW                                                              (7,610)                7,226
CASH POSITION, BEGINNING OF PERIOD                                                     16,306                   727
                                                                             ----------------      ----------------
CASH POSITION, END OF PERIOD                                                      $     8,696           $     7,953
                                                                             ----------------      ----------------
CASH INCLUDES THE FOLLOWING:
         Cash                                                                     $       914           $     1,023
         Cash equivalents                                                               7,782                 6,930
                                                                             ----------------      ----------------
                                                                                  $     8,696           $     7,953
                                                                             ----------------      ----------------
SUPPLEMENTARY FINANCIAL INFORMATION

        Interest paid                                                             $         -           $        23
        Interest received                                                         $       341           $        27
        Value of common stock recorded on stock compensation expenses             $       311           $        75
        Issuance of share capital as payment for services                         $       500           $         -

            See Notes to Condensed Consolidated Financial Statements.

                             SOFTQUAD SOFTWARE, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 and 2000
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of SoftQuad Software, Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the guidelines set forth by the Securities and Exchange Commission for quarterly reporting on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated on consolidation. All dollar amounts are in U.S. dollars.

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

      In the opinion of management, the financial statements and the related notes included herein present fairly, in all material respects, the financial position and quarterly results of operations of the Company and its wholly owned subsidiaries as at and for the six month period ended March 31, 2001. Interim results are subject to year-end adjustments and audit by independent auditors.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company's Form 10-KSB for the year ended September 30, 2000.

      Effective October 1, 2000, the Company changed its functional currency to the U.S. dollar as it represents the primary economic environment in which the Company operates. The effects of this change have been recorded as a separate component of shareholders' equity in accumulated other comprehensive loss.

NOTE 2.  REVENUE RECOGNITION

         The Company recognizes revenue in accordance with applicable accounting regulations, including American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Revenue from sale of products is recognized when a contract has been executed, the product has been delivered, the sales price is fixed and determinable and collection of the resulting receivable is probable.

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

DESCRIPTION OF CAPITAL STOCK

COMMON STOCK

         As of March 31, 2001, there were 13,786,707 shares of common stock issued and outstanding, including 5,673,605 shares reserved for issuance upon the exchange of exchangeable shares of the Company's subsidiary, SoftQuad Acquisition Corp. ("SAC"), which are described below.

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

PREFERRED STOCK

      As of March 31, 2001, there were 1,473,405 shares of Class A preferred stock and 1,722,222 shares of Class B preferred stock issued and outstanding.

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

SPECIAL VOTING STOCK

      As of March 31, 2001, the one authorized share of special voting stock has been issued to Computershare Trust Company of Canada in its capacity as trustee for the benefit of holders of exchangeable shares of SAC. The special voting share is the vehicle through which holders of exchangeable shares are able to exercise their voting rights, as described below under "Exchangeable Shares of SoftQuad Acquisition Corp." The special voting stock has attached to it a number of votes equal to the number of exchangeable shares outstanding from time to time (other than exchangeable shares held by the Company or its affiliates), which votes may be cast at any meeting at which common stockholders are entitled to vote. When all exchangeable shares are held by the Company or its affiliates (as a consequence of their redemption or repurchase), the special voting share will be cancelled.

EXCHANGEABLE SHARES OF SAC

      As of March 31, 2001, there were 5,673,605 exchangeable shares of SAC (the Company's subsidiary) issued and outstanding. The exchangeable shares were issued to certain Canadian shareholders of SoftQuad Canada in exchange for their shares of SoftQuad Canada in connection with the acquisition by the Company of all of the outstanding shares of SoftQuad Canada. The exchangeable shares have economic and voting rights functionally equivalent to shares of the Company's common stock, and were issued to Canadian shareholders in lieu of shares of the Company's common stock because of Canadian tax considerations.

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

      The exchangeable share structure support agreement provides that, without the prior approval of SAC and the holders of the exchangeable shares, the Company will not issue or distribute additional common stock, securities exchangeable for or convertible into or carrying rights to acquire common stock, rights, options or warrants to subscribe therefore, evidences of indebtedness or other assets, to all or substantially all holders of common stock, nor shall the Company change the common stock, unless the same or an economically equivalent distribution on or change to the exchangeable shares (or in the rights of the holders thereof) is made simultaneously. The board of directors of SAC is conclusively empowered to determine in good faith and in its sole discretion whether any corresponding distribution on or change to the exchangeable shares is the same as or economically equivalent to any proposed distribution on or change to the common stock.

OPTIONS

     As of March 31, 2001, there were options outstanding to purchase 4,240,941 shares of common stock with a weighted average exercise price per share of $2.3277

SPECIAL WARRANTS

      As of March 31, 2001, 2,951,420 special warrants were outstanding, all of which were held by Canadian residents. Each special warrant entitles the holder thereof to acquire one share of common stock for no additional consideration. The special warrants expire on the fifth business day following the date of effectiveness in the holder's province of residence of a prospectus qualifying the exercise of the special warrants into shares of common stock. The special warrants are exercisable at any time, and are automatically exercised immediately prior to their expiration. The special warrants were sold to certain Canadian purchasers in lieu of shares of the Company's common stock because of Canadian securities law considerations.

WARRANTS

      As of March 31, 2001, there were warrants outstanding to purchase 3,195,416 shares of common stock with a weighted average purchase price per share of $5.769. Warrants to purchase 663,033 shares expire on December 16, 2002, warrants to purchase 1,141,668 shares expire on February 28, 2003, warrants to purchase 200,000 shares expire on March 30, 2004, warrants to purchase 115,000 shares expire on March 30, 2006 and warrants to purchase 1,075,715 shares expire on the second anniversary of the effective date of the registration statement covering the shares underlying these warrants.

      Of the warrants, 1,075,715 had an exercise price that declined by $0.50 per month (or prorated portion thereof), to a minimum of $3.75, until the date (the "Effectiveness Date") on which a registration statement covering the shares underlying such warrants was declared effective by the Securities and Exchange Commission (and, in the case of warrants held by Canadian residents, until a receipt had been issued for a prospectus covering the distribution of such shares had been issued by the securities regulatory authorities in the province in which the holder was resident). An extraordinary resolution of the holders of such warrants was circulated to the holders thereof in accordance with the terms of the governing warrant indenture seeking approval of amendments to the terms of those warrants that would fix the exercise price at $7.50 and extend the expiry thereof to the third anniversary of the Effectiveness Date. On May 8, 2001 the said extraordinary resolution received the requisite approval of the holders of two-thirds of the warrants and the amendments were passed.

SHAREHOLDERS' EQUITY TABLES

(a)      Details of Share Capital

         The following table summarizes the details of share capital:

   Preferred stock, par value $0.001 per share                                        March 31, 2001   September 30, 2000
                                                                                  ----------------------------------------
      Authorized:  25,000,000 shares
      Issued and outstanding:
         Class A shares:  1,473,405 at March 31, 2001 and September 30, 2000                       1                    1
              Class B shares: 1,722,222 at March 31, 2001 and September 30, 2000                   2                    2
   Special voting stock, par value $0.001 per share
      Authorized:  1 special voting share
          Issued and outstanding:  1 at March 31, 2001 and September 30, 2000                      1                    1
   Common stock, par value $0.001 per share
      Authorized:  50,000,000 shares
      Issued and outstanding:
      13,786,707 at March 31, 2001 and 12,473,472 at September 30, 2000  (1)                   3,989                3,646
   Warrants to purchase common stock                                                           2,813                3,918
   Special warrants to acquire common stock                                                   13,241               13,241
                                                                                              ------               ------
                                                                                              20,047               20,809
                                                                                              ======               ======

 (1)  Includes 5,673,605 exchangeable shares of SAC.

(b)      Change in Shareholders' Equity

      The following two tables summarize the changes in shareholders' equity for the six months ended March 31, 2001:

                                         Changes in Shareholders' Equity By Number of Shares
                                                             (unaudited)

                                                                                        Shares
                                                                           Shares      Subject to     Shares
                                               Common      Preferred    Subject to      Special     Subject to
Date                                            Stock        Stock        Warrants      Warrants      Options         Total
----                                            -----        -----        --------      --------      -------         -----
Balance at September 30, 2000                12,473,472      3,195,627     3,095,559     2,951,420    4,425,700      26,141,778

Issuances on:
   October 10, 2000                             300,000                                                                 300,000
   November 20, 2000                            744,133                                                                 744,133
   March 30, 2001                               200,000                      315,000                                    515,000
Returned for cancellation                      (300,000)                    (215,143)                                  (515,143)
Exercised under Employee Stock Option           369,102                                                (370,829)         (1,727)
Plan ("ESOP")
Granted under ESOP                                                                                      675,770         675,770
Forfeited under ESOP                                                                                   (489,700)       (489,700)
                                           -----------   -------------  ------------  ------------    ----------   ------------
Balance at March 31, 2001                    13,786,707      3,195,627     3,195,416     2,951,420    4,240,941      27,370,111
                                           ============  =============  ============  ============    ==========   ============

                                              Changes in Shareholders' Equity By Value
                                              ----------------------------------------
                                                             (unaudited)
                                                      (in thousands of dollars)

                                                                                       Shares
                                                                        Shares       Subject to      Additional
                                             Common      Preferred    Subject to      Special          Paid-In
Date                                          Stock        Stock       Warrants       Warrants         Capital      Total
----                                          -----        -----       --------       --------         -------      -----
Balance at September 30, 2000              $     4,058  $         3  $     3,918    $    13,241   $     5,288    $   26,508
Issuances on:
   October 10, 2000                                                                                     1,380         1,380
   November 20, 2000                                 1                                                  5,201         5,202
   March 30, 2001                                                            100                          400           500
Returned for cancellation                                                 (1,205)                        (175)       (1,380)
Exercised under ESOP                                                                                       12            12
                                           -----------  -----------  -----------    -----------   -----------    -----------
                                                 4,059            3        2,813         13,241        12,106        32,222
Share Issuance Costs                               (70)                                                   (66)         (136)
                                           -----------  -----------  -----------    -----------   -----------    -----------
Balance at March 31, 2001                  $     3,989  $         3  $     2,813    $    13,241  $     12,040       $32,086
                                           ===========  ===========  =============  ===========  ============    ==========



         (c)      Stock Options

      The following tables summarize the status of stock options outstanding as March 31, 2001:

                                                      Summary of Stock Options
                                                             (unaudited)

                                                                                                Number of
                                                                               Weighted           Shares
                                                                                Average         Subject to
                                                                            Exercise Price       Options
                                                                            --------------     ------------

                    Balance September 30, 2000                             $          1.6850      4,425,700
                        Forfeited                                          $          1.6880       (489,700)
                        Granted                                            $          4.8107        675,770
                        Exercised                                          $          0.0256       (370,829)
                                                                                              --------------
                    Balance March 31, 2001                                                        4,240,941
                                                                                              ==============
                    Weighted average exercise price of options granted     $          2.327
                                                                          ==================

                              Outstanding Options
                              -------------------
                                   (unaudited)

                                                                             Number of Shares
                                      Remaining                                 Subject to
                                 Contractual Life in     Number of Shares      Exercisable
         Exercise Price                 Years           Subject to Options       Options
         --------------          -------------------     ----------------      -----------
          $ 0.0013                       8.0                       816,670             571,670
          $ 0.2310                       9.0                       218,667              72,889
          $ 0.0066                       9.0                       400,000             400,000
          $ 0.9600                      10.0                        80,770              80,770
          $ 1.4400                       9.5                     1,552,333             432,444
          $ 1.9400 - $7.00              10.0                       594,500                   -
          $ 7.5000                       9.5                       578,001              31,167
                                                        ------------------- -------------------
                                        Total                    4,240,941           1,588,940
                                                                 =========           =========







(d)  Warrants and Special Warrants

      The following tables summarize warrants and special warrants outstanding as at March 31, 2001:

                                    Warrants
                                    --------
                                   (unaudited)

                                                                          Number of
                                                                       Shares Subject
                                                                         to Warrants             Value
                                                                         -----------             -----
                                                                                             (in thousands
                                                                                             of dollars)
Outstanding warrants to purchase shares of common stock at
$1.44 per share, expiring December 10, 2002                                  663,033                 $271

Outstanding warrants to purchase shares of common stock at
$1.53 per share, expiring February 28, 2003                                1,041,668                  281

Outstanding warrants to purchase shares of common stock at
$2.50 per share, expiring February 29, 2003                                  100,000                   27

Outstanding warrants to purchase shares of common stock at
$2.00 per share, expiring March 30, 2004                                     200,000                  100

Outstanding warrants to purchase shares of common stock at
$7.50 per share, expiring March 30, 2006                                      75,000                    -

Outstanding warrants to purchase shares of common stock at
$12.50 per share, expiring March 30, 2006                                     40,000                    -

Outstanding warrants to purchase shares of common stock at
$12.50 per share, expiring on the second anniversary of the
effective date of a registration statement covering the
underlying shares                                                          1,075,715                2,394
                                                                       -------------          ------------
                                                                           3,195,416                3,073

Share Issuance Costs                                                                                 (260)
                                                                                                ----------
                                                                                                   $2,813
                                                                                                =========
Total

See "Description of Capital Stock - Warrants"

                                                          Special Warrants
                                                          ----------------
                                                             (unaudited)

                                                                     Number of Shares
                                                                        Subject to
                                                                     Special Warrants             Value
                                                                     ----------------             -----
                                                                                              (in thousands
                                                                                               of dollars)
Outstanding special warrants to acquire shares of common
stock                                                                    2,951,420                 $14,714

Share Issuance Costs                                                                                (1,473)
                                                                                                  ---------

Total                                                                                              $13,241
                                                                                                   =======

                                                                 10

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

      The following table presents the calculation of basic loss per share of common stock:

                                                       Six Months Ended        Six Months Ended
                                                        March 31, 2001          March 31, 2000
                                                        --------------          --------------
                                                         (unaudited)             (unaudited)

Historical:                                             (in thousands, except per share data)
     Net loss applicable to common stockholders            $(7,911)                 $ (1,507)
     Weighted average shares  (1)                           13,419                    10,553
     Basic loss per share                                  ($0.59)                   ($0.14)

(1) Includes 5,673,605 exchangeable shares (March 31, 2000 - 5,773,605) of SAC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto as at and for the six months ended March 31, 2001 and 2000 contained elsewhere in this quarterly report on Form 10-QSB. In this report, "we," "us" and "our" refer to the business that is owned and conducted by SoftQuad Software, Ltd. and its subsidiaries and that was previously owned and conducted by their predecessors.

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

      While we are focusing our efforts towards our XML products, we have derived portions of our revenue from HoTMetaL(R), our HTML-based Web page creation and management tool. In recent quarters, total HoTMetaL revenue world-wide have declined and HoTMetaL has lost market share to competitors. As expected, revenue from HoTMetaL has continued to decline and revenue from our XML products and services have continued to grow.

      We generate our revenue from product sales, license fees, maintenance and support contracts, We recognize revenue from product and license agreements on product delivery if an agreement exists with a fixed or determinable fee and collection of the related receivable is reasonably assured. Service revenue consists of fees for product solution services and from maintenance and support agreements. Revenue from maintenance and support agreements is initially recorded as deferred revenue and recognized as revenue over the term of the agreement. Revenue from product solution services is recognized using the percentage of completion method based on a proportion of total hours incurred to total project hours. Our cost of revenue includes costs to manufacture, package, and distribute our products and related documentation, royalty payments to third parties, payments to vendors and inventory write-downs, as well as personnel and other expenses, if any, related to providing product solution services and customer support services.

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our development, sales and marketing and product solution services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception. As of March 31, 2001, we had an accumulated deficit of approximately $17.7 million.

      We believe that our future success depends on XML technology and our XMetaL and MarketAgility products. We believe our operating expenses have stabilized and we expect to continue to incur operating losses for at least the next six months.

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

      ESTABLISHMENT OF SOFTQUAD CANADA

      In August 1998, members of the management team of SoftQuad International Inc. organized a management buyout of substantially all of the assets and liabilities of SoftQuad Inc. and 100% of the shares of SoftQuad UK Limited, which was SoftQuad International Inc.'s European subsidiary. To facilitate the buyout, on August 7, 1998, SoftQuad Software Inc., an Ontario (Canada) corporation ("SoftQuad Canada") was established. SoftQuad Canada completed the buyout on October 1, 1998. The assets acquired in the buyout included, among other things, the rights to the name "SoftQuad." In May 1999, we launched XMetaL.

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

      COMPLETION OF THE ACQUISITION OF ADVANCED DATA ENGINEERING, INC.

      On November 20, 2000, we completed our acquisition of Advanced Data Engineering, Inc. ("ADEi"). Under the acquisition agreement, we purchased ADEi for a purchase price of $4.8 million, which was satisfied by the issuance of 744,133 shares of common stock. Also pursuant to the agreement, option holders of ADEi converted vested options in ADEi to 80,770 vested options of the Company. ADEi was subsequently merged into SoftQuad California Inc.

      OUR CURRENT CORPORATE STRUCTURE

      SoftQuad Software, Ltd. (a Delaware incorporated company) is the parent. It has two wholly-owned subsidiaries: SoftQuad Acquisition Corp. ("SAC") (an Ontario, Canada incorporated company) and SoftQuad California Inc. ("SQ California"), (a California incorporated company). SoftQuad Acquisition Corp. has one wholly-owned subsidiary: SoftQuad Software Inc. ("SoftQuad Canada") (an Ontario, Canada incorporated company). SoftQuad Software Inc. has one wholly-owned subsidiary: SoftQuad Limited (a UK incorporated company). Our operations are conducted through SoftQuad Software Inc., SoftQuad Limited, and SoftQuad California Inc.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      REVENUE

      Total revenue increased from $1.115 million in the three months ended March 31, 2000 to $1.18 million in the three months ended March 31, 2001, representing a 6% increase in revenue. The revenue mix, however, changed during the period due to an increase of $140 thousand in license, support and maintenance fee revenue from XMetaL and an increase in revenue of $477 thousand from our product solution services group due primarily to our acquisition of SQ California on November 20, 2000. This increase was offset by a decrease in HoTMetaL's product license revenue of $552 thousand. For the three months ended March 31, 2001, the share of revenue generated from XMetaL, HoTMetaL and professional services was 49%, 10% and 41% respectively, compared with 39%, 60% and 1% respectively in the second quarter of fiscal 2000. We expect HoTMetaL's license revenue, both in absolute dollars and their proportionate share of total revenue, to decline over the next several quarters.

      We categorize our geographic information into two major market regions: the Americas and Europe. In the three months ended March 31, 2001, the share of revenue generated from the Americas and Europe was 65% and 35%, respectively, compared with 60% and 40% respectively for the three months ended March 31, 2000.

      COST OF REVENUE

      Cost of revenue increased from $251 thousand for the three months ended March 31, 2000 to $947 thousand for the three months ended March 31, 2001, representing an increase of 277%. This increase is attributable to increased costs associated with product solution services and customer support services as these groups grew during the period, primarily due to our acquisition of SQ California on November 20, 2000. We expect cost of revenue to stabilize in our professional services and customer support services groups as we have no immediate hiring plans.

      RESEARCH AND DEVELOPMENT

         Research and development expenses increased from $392 thousand in the three months ended March 31, 2000 to $514 thousand for the three months ended March 31, 2001, representing an increase of 31%. The increase is primarily attributable to an increase in personnel related costs largely related to the development of our XMetaL and MarketAgility products. We believe that our current level of investment in research and development is at the appropriate level to attain our strategic objectives and, as a result, we expect that research and development expenses will stabilize in future periods. To date, all software development costs have been expensed in the period incurred.

      SELLING AND MARKETING

      Selling and marketing expenses decreased from $866 thousand in the three months ended March 31, 2000 to $525 thousand for the three months ended March 31, 2001. The decrease is primarily attributable to the return for cancellation in March 2001 of shares previously issued in the first quarter in connection with our investor relations program with a value of $1.38 million. This was offset by an increase of $1.039 million in selling and marketing expenses in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, representing an increase of 120%. This increase is primarily attributable to an increase in personnel related costs (including $184 thousand related to the amortization of stock-based compensation); marketing program expenditures associated with XMetaL and the launch of MarketAgility Express in January 2001, and increased investor relations activities. We expect selling and marketing spending will decrease over the next several quarters as the benefit of headcount reductions in sales personnel implemented in April 2001 are realized, as discretionary marketing expenses are reduced as we begin to focus our marketing expenditures in specific areas in e-commerce markets, and as we reduce the scale of our investor relations program.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased from $448 thousand in the three months ended March 31, 2000 to $1.214 million for the three months ended March 31, 2001, representing an increase of 171%. The increase is primarily attributable to increased personnel related costs, increased costs of legal, accounting and other professional services, and increased facility expenses necessary to support our expanding operations. We believe we have developed an appropriate level of infrastructure and thus expect that general and administrative spending will stabilize over the next several quarters.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

      Amortization of goodwill and other intangibles increased from $41 thousand in the three months ended March 31, 2000 to $463 thousand for the three months ended March 31, 2001. The increase is primarily attributable to our acquisition of SQ California in November 2000.

      NET LOSS

      Our net loss increased from $882 thousand or $0.07 per share for the three months ended March 31, 2000 to $2.6 million or $0.19 per share for the three months ended March 31, 2001, reflecting a lower level of gross profit earned in the three months ended March 31, 2001 coupled with higher operating expenses and other expenses for the same period. We expect to incur net losses for at least the next several quarters.

RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

      REVENUE

      Total revenue increased from $1.975 million in the six months ended March 31, 2000 to $2.443 million in the six months ended March 31, 2001, representing a 24% increase in revenue. This increase is attributable to an increase in license, support and maintenance fee revenue from XMetaL of $766 thousand and an increase in revenue of $725 thousand from our product solution services group due primarily to our acquisition of SQ California on November 20, 2000. This increase was offset by a decrease in HoTMetaL's product license revenue of $1.023 million. For the six months ended March 31, 2001, the share of revenue generated from XMetaL, HoTMetaL and professional services was 59%, 10% and 31% respectively, compared with 34%, 65% and 1% respectively in the first six months of fiscal 2000. We expect HoTMetaL's license revenue, both in absolute dollars and their proportionate share of total revenue, to decline over the next several quarters.

      We categorize our geographic information into two major market regions: the Americas and Europe. In the six months ended March 31, 2001, the share of revenue generated from the Americas and Europe was 62% and 38%, respectively, compared with 60% and 40% respectively for the six months ended March 31, 2000.

      COST OF REVENUE

      Cost of revenue increased from $439 thousand for the six months ended March 31, 2000 to $1.535 million for the six months ended March 31, 2001, representing an increase of 250%. This increase is attributable to increased costs associated with product solution services and customer support services as these groups grew during the period, primarily due to our acquisition of SQ California on November 20, 2000. We expect cost of revenue to stabilize in our professional services and customer support services groups as we have no immediate hiring plans.

      RESEARCH AND DEVELOPMENT

      Research and development expenses increased from $665 thousand in the six months ended March 31, 2000 to $1.141 million for the six months ended March 31, 2001, representing an increase of 72%. The increase is primarily attributable to an increase in personnel related costs largely related to the development of our XMetaL and MarketAgility products. We believe that our current level of investment in research and development is at the appropriate level to attain our strategic objectives and, as a result, we expect that research and development expenses will stabilize in future periods. To date, all software development costs have been expensed in the period incurred.

      SELLING AND MARKETING

      Selling and marketing expenses increased from $1.528 million in the six months ended March 31, 2000 to $4.659 million for the six months ended March 31, 2001, representing an increase of 205%. The increase is primarily attributable to an increase in personnel related costs (including $184 thousand related to the amortization of stock-based compensation); increased marketing program expenditures associated with XMetaL, the launch of MarketAgility and MarketAgility Express and increased investor relations activities. We expect selling and marketing spending will decrease over the next several quarters as the benefits of headcount reductions in sales personnel implemented in April 2001 are realized, as discretionary marketing expenses are reduced as we begin to focus our marketing expenditures in specific areas in e-commerce markets and as we reduce the scale of our investor relations program.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased from $768 thousand in the six months ended March 31, 2000 to $2.434 million for the six months ended March 31, 2001, representing an increase of 217%. The increase is primarily attributable to increased personnel related costs, increased costs of legal, accounting and other professional services, and increased facility expenses necessary to support our expanding operations. We believe we have developed an appropriate level of infrastructure and thus expect that general and administrative spending will stabilize over the next several quarters.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

      Amortization of goodwill and other intangibles increased from $62 thousand in the three months ended March 31, 2000 to $671 thousand for the three months ended March 31, 2001. The increase is primarily attributable to our acquisition of SQ California in November 2000.

      NET LOSS

      Our net loss increased from $1.507 million or $0.14 per share for the six months ended March 31, 2000 to $7.911 million or $0.59 per share for the six months ended March 31, 2001, reflecting a lower level of gross profit earned in the six months ended March 31, 2001 due to higher services costs coupled with higher operating expenses for the same period. We expect to incur net losses for at least the next several quarters.

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

      For the six months ended March 31, 2001 and 2000, net cash used in operating activities was $6.844 million and $786 thousand respectively. For the six months ended March 31, 2001 and 2000, the increase in cash used for operating activities was primarily due to a net loss of $7.911 million and $1.507 million respectively, offset by the amortization of goodwill and capital assets and changes in operating working capital.

      Net cash used in investing activities was $382 thousand and $112 thousand for the six months ended March 31, 2001 and 2000, respectively. Cash used in investing activities for the six months ended March 31, 2001 related to the purchase of ADEi and the purchase of capital assets, mainly computer hardware and software. At March 31, 2001, we did not have any material commitments for capital expenditures.

      Net cash used in financing activities was $159 thousand and net cash provided by financing activities was $8.289 million for the six months ended March 31, 2001 and 2000, respectively. For the six months ended March 31, 2001, net cash used in financing activities represented proceeds from shares issued upon exercise of options under the ESOP offset by increases in share issuance costs.

      At March 31, 2001, we had $8.696 million in cash and cash equivalents and working capital of $7.649 million. This compares to $7.953 million in cash and cash equivalents and working capital of $7.337 million as of March 31, 2000.

      We do not have a line of credit for general operating expenses. We do have equipment lines of credit from vendors for certain office equipment. At March 31, 2001, we had no notes or loans payable outstanding.

      We believe that we have sufficient cash and cash equivalents to meet our working capital requirements for at least the next 12 months. Thereafter, additional funds may be required to support our working capital requirements or for other purposes. We may seek to raise such additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available at all, or if available on terms favorable to us, or any additional financing will not be dilutive.

                                  RISK FACTORS

      YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES THAT WE FACE. ADDITIONAL RISKS THAT WE DO NOT YET KNOW OF OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR FINANCIAL STATEMENTS AND THE RELATED NOTES.

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

      THE CHANGE IN OUR DIRECTION AND OPERATIONAL FOCUS FROM HTML PRODUCTS TO XML PRODUCTS MAY BE DIFFICULT TO MANAGE

While we expect our continued revenue growth to be driven by XMetaL and MarketAgility, we have derived past revenues from HoTMetaL. Target markets, sales, marketing and distribution models for HoTMetaL are quite different from the XMetaL and MarketAgility products and require different skills and business practices to market and support the XMetaL and MarketAgility products. While we believe we have had a successful transition from HTML products to XML products, we cannot assure you that this will continue. The failure of the Company to continue to manage this transition could have a material adverse effect on our business, operating results and financial condition.

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

      WE HAVE INCURRED AND EXPECT TO CONTINUE TO INCUR LOSSES

We have not achieved profitability and we expect to incur operating losses for the next several quarters. To date, we have funded our operations primarily from the sale of equity and debt securities and borrowings. We incurred losses of $1.5 million and $7.9 million for the six months ended March 31, 2000 and 2001, respectively. As of March 31, 2001, our losses have resulted in an accumulated deficit of $17.7 million. We plan to maintain our operating expenses at their current levels or, in some areas, at reduced levels due to recently implemented headcount and operating expense reductions. We will need to generate significant revenues to achieve and maintain profitability. If our revenue does not increase quarter over quarter our net losses in a given quarter may be even greater than expected. We cannot be certain that we can sustain revenue growth rates or that we will achieve sufficient revenue for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

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

      WE EXPECT OUR QUARTERLY REVENUE AND OPERATING RESULTS TO FLUCTUATE

Our revenue and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

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

      o The mix of product license and service revenue, as well as the mix of products licensed;

      o The mix of services provided and whether these services are provided by staff or third party contractors; and

      o     The mix of domestic and international sales.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are, and will continue for the foreseeable future to be, not necessarily meaningful, and such comparisons may not be accurate indicators of future performance. The operating results of companies in the electronic commerce industry have, in the past, experienced significant quarter-to-quarter fluctuations. If our revenue for a quarter fall below our expectations and we are not able to quickly reduce our spending in response, our operating results for the quarter will be harmed. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall. As with other companies in our industry, our operating expenses, which include research and development, sales and marketing, and general and administrative, are based on our expectations of future revenues and relatively fixed in the short term. You should not rely on the results of one quarter as an indication of our future performance.

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

      WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON HOTMETAL REVENUES

We have derived and will continue to derive portions of our revenue from HoTMetaL. In recent quarters, worldwide HoTMetaL revenues have declined and HoTMetaL has lost market share. Although we have planned for HoTMetaL's absolute and proportionate share of total revenues to decline over the next two quarters, if HoTMetaL revenues were to decline faster than anticipated, our business, operating results and financial condition could be materially adversely affected.

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

Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional sales and administrative personnel in those countries, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. In addition, while our financial results are currently reported in U.S. dollars, a significant portion of our sales are denominated in U.K. pounds sterling and the Euro. Significant long-term fluctuations in relative currency values may adversely affect our consolidated results of operations. In particular, our consolidated results of operations may be adversely affected by a significant strengthening of the U.S. dollar against U.K. pound sterling, the Euro or other currencies in which we generate revenue. To date, we have not engaged in any foreign exchange hedging transactions. We intend to consider entering into foreign exchange hedging transactions in the future, if appropriate.

      WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICES BUSINESS WHICH COULD AFFECT BOTH OUR RESULTS AND OUR ABILITY TO ASSIST OUR CLIENTS WITH THE IMPLEMENTATION OF OUR PRODUCTS

We cannot be certain that we can attract or retain a sufficient number of the highly qualified personnel that our services business may need in the future. Clients that license our XML software products may engage our professional services business to assist with support, training, consulting and implementation. Growth in our product sales therefore depends on our ability to provide our clients with these services and to educate third-party resellers on how to use our products. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of clients grows. We cannot be certain that our professional services business will ever achieve profitability. We generally bill our clients for our services on a "time and materials" basis. However, from time to time we enter into fixed-price contracts for services. We cannot be certain that our fees from these contracts will exceed the costs of providing the services. In addition, competition for qualified services personnel is intense. We are in a new market and there are a limited number of people who have the skills to provide the services that our clients demand.

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

      WE MAY BE ADVERSELY AFFECTED IF WE LOSE OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL, ARE UNABLE TO ATTRACT NEW KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL GENERALLY

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

While our stock trades over-the-counter and is quoted on the OTC Bulletin Board, a relative lack of liquidity or volume and the participation of only a few market makers makes it more likely that wide fluctuations in the quoted price of our common stock could occur. As a result, there is a risk that stockholders will not be able to obtain accurate price quotes or be able to correctly assess the market price of our stock. Increases in volatility could also make it more difficult to pledge the common stock as collateral, if stockholders sought to do so, because a lender might also be unable to accurately value the common stock.

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

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On March 30, 2001, we issued 200,000 shares of common stock valued at $2.00 per common share to an existing shareholder as payment for financial advisory services to be received over a period of six months. These common shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act. No sales commissions were paid in connection with such transaction.

      On March 30, 2001, we issued 200,000 warrants to purchase shares of common stock at an exercise price of $2.00 to an existing warrant holder for financial advisory services to be provided and as replacement for previously issued warrants which were returned for cancellation. These warrants expire March 30, 2004. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. No sales commissions were paid in connection with such transaction.

      On March 30, 2001, we issued 75,000 warrants and 40,000 warrants to purchase shares of common stock at exercise prices of $7.50 and $12.50, respectively as required under an agreement for services. These warrants expire March 30, 2006. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. No sales commissions were paid in connection with such transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

         None

         (b) Reports on Form 8-K

         None

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        SOFTQUAD SOFTWARE, LTD.

Date:  May 14, 2001                     By:/s/ Roberto Drassinower
                                           --------------------------
                                           Roberto Drassinower
                                           Chief Executive Officer

Date:  May 14, 2001                     By:/s/ David R. Lewis
                                           --------------------------
                                           David R. Lewis
                                           Chief Financial Officer and Treasurer