Form 10QSB
period 2001-06-30
SOFTQUAD SOFTWARE LTD
filed 2001-08-14
CIK 1081987

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2001
                              --------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                    0-26327
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

         The number of shares of common stock, par value $.001 per share, outstanding as of July 31, 2001 was 9,582,028. In addition, there were 4,386,710 outstanding exchangeable shares of the registrant's subsidiary, SoftQuad Acquisition Corp., which have voting and economic rights functionally equivalent to shares of common stock, but not including any shares subject to other derivative securities.

   Transitional Small Business Disclosure Format (check one): Yes      No    X
                                                                  ----     ----

                             SOFTQUAD SOFTWARE, LTD.

                                QUARTERLY REPORT
                           QUARTER ENDED JUNE 30, 2001

                                    CONTENTS

                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets
              June 30, 2001 (unaudited) and September 30, 2000........................................  1

              Condensed Consolidated Statements of Operations
              Three and Nine Months Ended June 30, 2001 and June 30, 2000 (unaudited).................  2

              Condensed Consolidated Statements of Cash Flows
               Nine Months Ended June 30, 2001 and June 30, 2000 (unaudited)..........................  3

              Notes to Condensed Consolidated Financial Statements (unaudited)........................  4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......  14

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds....................................................  26

Item 4.  Submission of Matters to a Vote of Security Holders..........................................  27

Item 6.  Exhibits and Reports on Form 8-K ............................................................  27


                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             SOFTQUAD SOFTWARE, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                                                                    June 30, 2001    September 30, 2000
                                                                                    -------------    ------------------
                                                                                     (unaudited)             (1)
ASSETS
Current
      Cash and cash equivalents                                                        $      5,274      $     16,306
      Accounts receivable                                                                     1,616             1,147
      Work in process and other inventory                                                       403                72
      Prepaid expenses and deposits                                                             763               482
                                                                                  ----------------- -----------------
                  Total Current Assets                                                        8,056            18,007
Capital assets                                                                                  942             1,017
Goodwill                                                                                      4,403                24
                                                                                  ----------------- -----------------
                  TOTAL ASSETS                                                         $     13,401      $     19,048
                                                                                  ----------------- -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                                 $        723      $        834
      Accrued liabilities                                                                     2,661             2,106
      Deferred revenue                                                                          233               130
                                                                                  ----------------- -----------------
                  Total Current Liabilities                                                   3,617             3,070
                                                                                  ----------------- -----------------
Shareholders' Equity

Share Capital                                                                                18,942            20,809
Additional Paid-In-Capital                                                                   13,216             5,700
Deferred Stock Compensation Expense                                                            (463)             (656)
Accumulated Other Comprehensive Loss                                                           (282)              (74)
Deficit                                                                                     (21,629)           (9,801)
                                                                                  ------------------------------------
                  Total Shareholders' Equity                                                  9,784            15,978
                                                                                  ----------------- -----------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $     13,401      $     19,048
                                                                                  ================= =================

(1) The balance sheet at September 30, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes to these financial statements are an integral part of these condensed consolidated balance sheets.

                                          SOFTQUAD SOFTWARE, LTD.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands, except per share information)
                                                (unaudited)

                                                Three Months Ended                  Nine Months Ended
                                                     June 30,                           June 30,
                                         ------------------------------     ------------------------------
                                             2001             2000              2001             2000
                                         ------------      ------------     ------------      ------------
REVENUE
  License                                    $  1,381          $    907         $  3,063          $  2,857
  Service                                         600                 8            1,361                33
                                         ------------      ------------     ------------      ------------
TOTAL REVENUE                                   1,981               915            4,424             2,890
                                         ------------      ------------     ------------      ------------

COST OF REVENUE
  License                                         140               145              300               410
  Service                                         674                80            2,049               254
                                         ------------      ------------     ------------      ------------
TOTAL COST OF REVENUE                             814               225            2,349               664
                                         ------------      ------------     ------------      ------------
GROSS PROFIT                                    1,167               690            2,075             2,226
                                         ============      ============     ============      ============

OPERATING EXPENSES
   Research and development
     Stock-based compensation                      27                26               79                78
     Other research and development               518               515            1,607             1,129
   Selling and marketing
     Stock-based compensation                       -                12              184                36
     Other selling and marketing                1,975             1,558            6,450             3,062
   General and administrative
     Stock-based compensation                      38                43              113               129
     Other general and administrative           1,762               721            4,121             1,379
   Amortization of goodwill and
   capital assets                                 518                60            1,189               145
                                         ------------      ------------     ------------      ------------
TOTAL OPERATING EXPENSES                        4,838             2,935           13,743             5,958
                                         ------------      ------------     ------------      ------------

OPERATING LOSS                                 (3,671)           (2,245)         (11,668)           (3,732)
INTEREST INCOME                                   (38)             (212)            (415)             (117)
OTHER EXPENSE, NET                                284                 -              575                 -
                                         ------------      ------------     ------------      ------------
NET LOSS                                     $ (3,917)         $ (2,033)        $(11,828)         $ (3,615)
                                         ============      ============     ============      ============

OTHER COMPREHENSIVE LOSS
    FOREIGN CURRENCY TRANSLATION
    ADJUSTMENTS                                    (7)               31             (208)               17
                                         ------------      ------------     ------------      ------------
COMPREHENSIVE LOSS APPLICABLE TO
COMMON SHAREHOLDERS                          $ (3,924)         $ (2,002)        $(12,036)         $ (3,598)
                                         ============      ============     ============      ============

LOSS PER SHARE-BASIC                         $  (0.28)         $  (0.16)        $  (0.87)         $  (0.34)
                                         ------------      ------------     ------------      ------------
WEIGHTED AVERAGE
NUMBER OF
SHARES OUTSTANDING(1)                      13,881,625        12,668,960       13,573,287        10,717,174
                                         ------------      ------------     ------------      ------------
-----------------

(1)      Includes 4,486,710 exchangeable shares (June 30, 2000 - 5,773,605) of SoftQuad Acquisition Corp.
         See Note 3.

        The accompanying notes to these financial statements are an integral part of these condensed consolidated statements of operations.

                                              SOFTQUAD SOFTWARE, LTD.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (dollars in thousands)
                                                    (unaudited)

                                                                                   Nine Months Ended June 30,
                                                                                   --------------------------
                                                                                     2001                  2000
                                                                                     ----                  ----
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss                                                                             $(11,828)           $ (3,615)
Adjustments to reconcile net loss to net cash used for operating activities
     Compensation recorded on stock options                                               376                 113
     Issuance of share capital for services                                               545                   -
     Amortization of capital assets                                                       262                 134
     Amortization of goodwill                                                             927                  11
     Amortization of deferred financing costs                                               -                  54
Changes in non-cash operating working capital items
     Accounts receivable                                                                 (463)               (145)
     Work in process and inventory                                                       (294)                (52)
     Prepaid expenses and deposits                                                       (280)               (330)
     Accounts payable and accrued liabilities                                             167               1,529
     Deferred revenue                                                                      48                  58
                                                                             ----------------      --------------
Net cash used in operating activities                                                 (10,540)             (2,243)
                                                                             -----------------     ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of subsidiary, net of cash                                                 (164)                  -
     Purchase of capital assets                                                          (184)               (676)
                                                                             -----------------     ---------------
Net cash used in investing activities                                                    (348)               (676)
                                                                             -----------------     ---------------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
     Issuance of share capital, net of share issuance costs                                63              22,631
     Repayment of notes payable                                                             -                (797)
                                                                             ----------------      ---------------
 Net cash provided by financing activities                                                 63              21,834
                                                                             ----------------      --------------

FOREIGN EXCHANGE                                                                         (207)                 17
                                                                             -----------------     --------------

NET CASH (OUTFLOW) INFLOW                                                             (11,032)             18,932
CASH POSITION, BEGINNING OF PERIOD                                                     16,306                 727
                                                                             ----------------      --------------
CASH POSITION, END OF PERIOD                                                           $5,274             $19,659
                                                                             ================      ==============
CASH INCLUDES THE FOLLOWING:
         Cash                                                                            $706                $786
         Cash equivalents                                                               4,568              18,873
                                                                             ----------------      --------------
                                                                                       $5,274            $ 19,659
                                                                             ----------------      -------------
SUPPLEMENTARY FINANCIAL INFORMATION
        Interest paid                                                                    $  -               $  30
        Interest received                                                                $386               $ 231
        Value of common stock recorded on stock compensation expenses                    $376               $ 113
        Issuance of share capital as payment for services                                $545               $   -


     The accompanying notes to these financial statements are an integral part of these condensed consolidated statements of cash flows.


                             SOFTQUAD SOFTWARE, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 and 2000
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of SoftQuad Software, Ltd. and its subsidiaries (collectively "SoftQuad", the "Company" or "we") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations set forth by the Securities and Exchange Commission for quarterly reporting on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Our financial statements include the accounts of SoftQuad and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated on consolidation. All dollar amounts are in U.S. dollars.

      In the opinion of management, the financial statements and the related notes included herein present fairly, in all material respects, the financial position and quarterly results of operations of the Company and its wholly owned subsidiaries as at and for the nine month period ended June 30, 2001. Interim results are subject to year-end adjustments and audit by independent auditors.

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. The stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included with our Form 10-KSB for the year ended September 30, 2000.

      Effective October 1, 2000, we changed our functional currency to the U.S. dollar as it represents the primary economic environment in which we operate. The effects of this change have been recorded as a separate component of shareholders' equity in accumulated other comprehensive loss.

      The accompanying condensed consolidated financial statements have been prepared assuming that SoftQuad will continue as a going concern. Among other factors, we have incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which raises some doubt about the ability of SoftQuad to continue as a going concern. Management's plans in regard to these matters are described in Management's Discussion and Analysis of Financial Condition and Results of Operations. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as going concern.

NOTE 2.  REVENUE RECOGNITION

         We recognize revenue in accordance with applicable accounting regulations, including American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," and related interpretations and amendments, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Revenue from sale of products is recognized when a contract has been executed, the product has been delivered, the sales price is fixed and determinable and collection of the resulting receivable is probable. Support revenue is recognized ratably over the support period. Amounts billed in advance of revenue recognition are recorded as deferred revenue. Professional services revenue is recognized as the services are performed.

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

NOTE 3.  GOODWILL

         In accordance with the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), we evaluate the carrying value of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is calculated by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell the asset.

         Goodwill is being amortized on a straight-line basis over its estimated economic life of three years. Subsequent to the acquisition, which resulted in this goodwill, we continually evaluate whether later events and circumstances have occurred that indicate the remaining useful life of the goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, we use an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether the carrying amount of goodwill is recoverable.

NOTE 4.  SHAREHOLDERS' EQUITY

      The Company's authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and one share of special voting stock, $0.001 par value.

DESCRIPTION OF CAPITAL STOCK

COMMON STOCK

         As of June 30, 2001, there were 9,482,028 shares of common stock issued and outstanding. In addition, there were 4,486,710 shares reserved for issuance upon the exchange of exchangeable shares of the Company's subsidiary, SoftQuad Acquisition Corp. ("SAC"), which are described below.

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

PREFERRED STOCK

      As of June 30, 2001, there were 1,473,405 shares of Class A preferred stock and 1,589,127 shares of Class B preferred stock issued and outstanding.

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

SPECIAL VOTING STOCK

      As of June 30, 2001, the one authorized share of special voting stock has been issued to Computershare Trust Company of Canada in its capacity as trustee for the benefit of holders of exchangeable shares of SAC. The special voting share is the vehicle through which holders of exchangeable shares are able to exercise their voting rights, as described below under "Exchangeable Shares of SoftQuad Acquisition Corp." The special voting stock has attached to it a number of votes equal to the number of exchangeable shares outstanding from time to time (other than exchangeable shares held by the Company or its affiliates), which votes may be cast at any meeting at which common stockholders are entitled to vote. When all exchangeable shares are held by the Company or its affiliates (as a consequence of their redemption or repurchase), the special voting share will be cancelled.

EXCHANGEABLE SHARES OF SAC

      As of June 30, 2001, there were 4,486,710 exchangeable shares of SAC (the Company's subsidiary) issued and outstanding. The exchangeable shares were issued to certain shareholders of SoftQuad Software Inc. ("SoftQuad Canada") in exchange for their shares of SoftQuad Canada in connection with the acquisition by the Company of all of the outstanding shares of SoftQuad Canada. The exchangeable shares have economic and voting rights functionally equivalent to shares of the Company's common stock, and were issued to shareholders in lieu of shares of the Company's common stock because of certain tax considerations.

      The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, for shares of the Company's common stock. The Company has entered into the voting and exchange trust agreement with respect to the exchangeable shares with SAC and Computershare Trust Company of Canada, as trustee for the exchangeable shareholders. By furnishing instructions to the trustee under the voting and exchangeable trust agreement, holders of the exchangeable shares are able to exercise essentially the same voting rights as they would have if they had exchanged their exchangeable shares for shares of the Company's common stock. Holders of exchangeable shares are also entitled to receive from SAC dividends payable in Canadian dollars that are economically equivalent to any cash dividends paid by the Company on the common stock. The exchangeable shares are subject to adjustment or modification in the event of a stock split or other change to the Company's capital structure so as to maintain the initial one-to-one relationship between the exchangeable shares and the common stock.

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

SPECIAL WARRANTS

     As of June 30, 2001, 2,951,420 special warrants were outstanding, all of which were held by Canadian residents. Each special warrant entitles the holder thereof to acquire one share of common stock for no additional consideration. The special warrants expire on the fifth business day following the date of effectiveness in the holder's province of residence of a prospectus qualifying the exercise of the special warrants into shares of common stock. The special warrants are exercisable at any time, and are automatically exercised immediately prior to their expiration. The special warrants were sold to certain Canadian purchasers in lieu of shares of the Company's common stock because of Canadian securities law considerations.

OPTIONS

     As of June 30, 2001, there were options outstanding to purchase 4,019,609 shares of common stock with a weighted average exercise price per share of $2.0595.

WARRANTS

      As of June 30, 2001, there were warrants outstanding to purchase 3,195,416 shares of common stock with a weighted average purchase price per share of $3.8583. Warrants to purchase 663,033 shares expire on December 16, 2002, warrants to purchase 1,141,668 shares expire on February 28, 2003, warrants to purchase 200,000 shares expire on March 30, 2004, warrants to purchase 115,000 shares expire on March 30, 2006 and warrants to purchase 1,075,715 shares expire on the second anniversary of the effective date of the registration statement covering the shares underlying these warrants.

      Of the warrants, 1,075,715 have an exercise price that declines by $0.50 per month (or prorated portion thereof), to a minimum of $3.75, until the date on which a registration statement covering the shares underlying such warrants was declared effective by the Securities and Exchange Commission (and, in the case of warrants held by Canadian residents, until a receipt had been issued for a prospectus covering the distribution of such shares had been issued by the securities regulatory authorities in the province in which the holder was resident). To date, no registration statement has been declared effective and no receipt has been issued for a prospectus in Canada. As a result, the exercise price of these warrants at June 30, 2001 is $8.00 per warrant.


DETAILS OF SHARE CAPITAL

The following table summarizes the details of share capital:

   Preferred stock, par value $0.001 per share                                         June 30, 2001   September 30, 2000
                                                                                       -------------   ------------------
      Authorized:  25,000,000 shares                                                    (unaudited
      Issued and outstanding:
           Class A shares:  1,473,405 at June 30, 2001 and September 30, 2000                    $1                $1
        Class B shares: 1,589,127 at June 30, 2001 and 1,722,222 at
        September               30, 2000                                                          2                 2
   Special voting stock, par value $0.001 per share
      Authorized:  1 special voting share
          Issued and outstanding:  1 at June 30, 2001 and September 30, 2000                      1                 1
   Common stock, par value $0.001 per share
      Authorized:  50,000,000 shares issued and outstanding:
      13,968,738 at June 30, 2001 and 12,473,472 at September 30, 2000  (1)                   2,884             3,646
   Special warrants to acquire common stock                                                  13,241            13,241
   Warrants to purchase common stock                                                          2,813             3,918
                                                                                  ----------------- -----------------
                                                                                            $18,942           $20,809
                                                                                            =======           =======

(1)      Includes 4,486,710 exchangeable shares of SAC.

STOCK OPTIONS

      The following tables summarize the status of stock options outstanding as at June 30, 2001:

                            Summary of Stock Options
                            ------------------------
                                   (unaudited)
                                                                                                Number of
                                                                               Weighted           Shares
                                                                                Average         Subject to
                                                                            Exercise Price       Options
                                                                            --------------       -------

                    Balance September 30, 2000                                    $1.6850       4,425,700
                        Forfeited                                                 $3.1619        (707,198)
                        Granted                                                   $4.7237         683,770
                        Exercised                                                 $0.0311        (382,663)
                                                                                                ---------
                    Balance June 30, 2001                                                       4,019,609
                                                                                                =========
                    Weighted average exercise price of options granted            $2.0595
                                                                                  =======

                              Outstanding Options
                              -------------------
                                   (unaudited)

                                                                             Number of Shares
                                      Remaining                                 Subject to
                                 Contractual Life in     Number of Shares      Exercisable
         Exercise Price                 Years           Subject to Options       Options
         --------------                 -----           ------------------       -------
          $ 0.0013                       8.0                       816,670             571,670
          $ 0.2310                       9.0                       204,333              68,111
          $ 0.0066                       9.0                       400,000             400,000
          $ 0.96                        10.0                        80,770              80,770
          $ 1.32 - $1.44                9.5                      1,550,334             516,777
          $ 1.94 - $7.00                10.0                       597,500                   -
          $ 7.50                        9.5                        370,002              50,057
                                                        ---------------------------------------
                                        Total                    4,019,609           1,687,385
                                                            ==============           =========

Warrants and Special Warrants

      The following tables summarize warrants and special warrants outstanding as at June 30, 2001:

                                    Warrants
                                    --------
                                   (unaudited)
                                                                          Number of
                                                                       Shares Subject
                                                                         to Warrants             Amount
                                                                         -----------             ------
                                                                                             (in thousands
                                                                                             of dollars)
Outstanding warrants to purchase shares of common stock at
$1.3574 per share, expiring December 10, 2002                                663,033                 $271

Outstanding warrants to purchase shares of common stock at
$1.53 per share, expiring February 28, 2003                                1,041,668                  281

Outstanding warrants to purchase shares of common stock at
$2.50 per share, expiring February 28, 2003                                  100,000                   27

Outstanding warrants to purchase shares of common stock at
$2.00 per share, expiring March 30, 2004                                     200,000                  100

Outstanding warrants to purchase shares of common stock at
$7.50 per share, expiring March 30, 2006                                      75,000                    -

Outstanding warrants to purchase shares of common stock at
$12.50 per share, expiring March 30, 2006                                     40,000                    -

Outstanding warrants to purchase shares of common stock at
$8.00 per share (as at June 30, 2001), expiring on the second anniversary of the effective date of a registration statement
covering the underlying shares                                             1,075,715                2,394
                                                                       ---------------  --------------------
                                                                           3,195,416                3,073

Share Issuance Costs                                                                                 (260)
                                                                                                ----------
Total                                                                                              $2,813

See "Description of Capital Stock - Warrants"

On July 30, 2001, the 75,000 warrants to purchase common stock at $7.50 per share and the 40,000 warrants to purchase common stock at $12.50 per share were cancelled as part of a legal settlement.


                                Special Warrants
                                ----------------
                                   (unaudited)
                                                                     Number of Shares
                                                                        Subject to
                                                                     Special Warrants             Amount
                                                                     ----------------             ------
                                                                                              (in thousands
                                                                                               of dollars)
Outstanding special warrants to acquire shares of
common stock                                                            2,951,420               $14,714
                                                                        ---------               -------
Share Issuance Costs                                                                             (1,473)
                                                                                                --------
Total                                                                                           $13,241
                                                                                                ========

NOTE 5.  LOSS PER SHARE

      Basic loss per share is based on the weighted effect of all shares of common stock issued and outstanding and is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period. Diluted loss per share has not been presented because the effect of the assumed exercise or conversion of the Company's convertible preferred stock, and options and warrants to purchase common stock, is antidilutive due to the Company's net loss for the indicated period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock used in the basic net loss per share calculation plus the number of shares of common stock that would be issued assuming conversion of all potentially dilutive derivative securities outstanding.

      The following table presents the calculation of basic loss per share of common stock:

                                                   Nine Months Ended       Nine Months Ended
                                                     June 30, 2001           June 30, 2000
                                                   -----------------       -----------------
                                                      (unaudited)             (unaudited)

Historical:                                          (in thousands, except per share data)
     Net loss applicable to common stockholders         $(11,828)               $(3,615)
     Weighted average shares  (1)                         13,573                 10,717
     Basic loss per share                                 $(0.87)               $ (0.34)

(1)  Includes 4,486,710 exchangeable shares (June 30, 2000 - 5,773,605) of SAC.

NOTE 6 - SEGMENTED INFORMATION

         The Company's operations fall into one dominant industry segment, the software industry. The Company manages its operations and accordingly determines its operating segments on a geographic basis. The performance of geographic segments is monitored based on net loss. Inter-segment transactions are reflected at market value.

                                        Nine months ended June 30, 2001         Nine months ended June 30, 2000
                                    ----------------------------------------  ------------------------------------
                                          North                                      North
                                         America       Europe       Total           America     Europe      Total
                                    ---------------------------------------- -------------------------------------
                                                (unaudited)                                (unaudited)
Revenue
   Licenses                          $     1,759  $   1,304   $       3,063    $    1,698   $   1,159  $   2,857
   Services                                1,247        114           1,361            33           -         33
   Inter-segment royalties                   272          -             272           171           -        171
------------------------------------------------------------------------------------------------------------------
                                           3,278      1,418           4,696         1,902       1,159      3,061
------------------------------------------------------------------------------------------------------------------

Cost of revenue
   License                                   169        131            300            212         198        410
   Services                                1,855        194          2,049            254           -        254
   Inter-segment royalties                     -        272            272              -         171        171
------------------------------------------------------------------------------------------------------------------
                                           2,024        597          2,621            466         369        835
------------------------------------------------------------------------------------------------------------------

Expenses
   Research and development                1,686          -          1,686          1,207           -      1,207
   Selling and marketing                   5,571      1,063          6,634          2,263         835      3,098
   General and administrative              3,700        534          4,234          1,321         187      1,508
   Amortization                            1,156         33          1,189            105          40        145
------------------------------------------------------------------------------------------------------------------
                                          12,113      1,630         13,743          4,896       1,062      5,958
------------------------------------------------------------------------------------------------------------------
                                         (10,859)      (809)       (11,668)        (3,460)       (272)    (3,732)
------------------------------------------------------------------------------------------------------------------
Other expenses
   Interest                                 (414)        (1)          (415)          (117)          -       (117)
   Other expenses                            572          3            575               -          -          -
                                    ------------------------------------------------------------------------------
                                             158          2            160           (117)          -       (117)
------------------------------------------------------------------------------------------------------------------
 Net loss                            $    (11,017)$    (811)  $    (11,828)    $   (3,343)  $    (272) $  (3,615)
------------------------------------------------------------------------------------------------------------------
 Total assets                        $    12,716  $     685   $     13,401     $   21,260   $     480  $  21,740
------------------------------------------------------------------------------------------------------------------
 Expenditure for segment capital
 assets                              $       178  $       6   $        184     $      581   $      95  $     676
------------------------------------------------------------------------------------------------------------------

There were three customers in North America (June 30, 2000 two customers) and three customers in Europe (June 30, 2000 one customer) who had greater than 10% of the total sales in their respective markets.

NOTE 7.  RECENT PRONOUNCEMENTS

         On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement which, for the Company, will be October 1, 2001; however, for any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized.

         The adoption of SFAS 141 will not have an impact on the Company as it has applied the purchase method to all previous business combinations. The Company is still evaluating the impact of the adoption of SFAS 142 and has not yet determined the effect of its adoption on the business, results of operations or financial condition of the Company.

NOTE 8. SUBSEQUENT EVENT

         On August 7, 2001, the Company announced it had entered into a definitive agreement to merge with Corel Corporation ("Corel"). Under the agreement, Corel will acquire the Company in a stock-for-stock transaction to be accounted for as a purchase transaction.

         The transaction is subject to regulatory approval and approval by SoftQuad's stockholders at a Special Meeting to be held approximately four weeks after regulatory approvals are granted. Holders of over 50% of SoftQuad's issued and outstanding stock have agreed to vote in favor of the transaction.

         Broadview International LLC acted as an independent advisor to SoftQuad and provided a Fairness Opinion on the proposed transaction to the Company's Board of Directors.

         For further information please refer to the joint news release issued by Corel and SoftQuad on August 7, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto as at and for the nine months ended June 30, 2001 and 2000 contained elsewhere in this quarterly report on Form 10-QSB. In this report, "we," "us" and "our" refer to the business that is owned and conducted by SoftQuad Software, Ltd. and its subsidiaries and that was previously owned and conducted by their predecessors.

FORWARD LOOKING STATEMENTS

      Forward-looking statements in this quarterly report are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are management's present expectation of future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results of operations to differ materially from historical results or current expectations. The words "anticipates", "estimates", "expects", "will", "should", "projects", "intends", "plans", "believes" and words of similar substance identify forward-looking statements. Risk factors for SoftQuad include, but are not limited to: shifts in demand for its products and services, lengthened sales and implementation cycles, competitive conditions, its ability to meet future capital requirements, protection of its intellectual property rights, the resolution of issues concerning commercial activities via the internet, reliance on strategic partners, risks related to international sales and potential foreign currency exchange fluctuations, and its ability to attract and retain key personnel. The factors underlying projections or forecasts are susceptible to uncertainty and subject to change. Therefore, projections and forecasts are valid as of the date they are made and do not necessarily reflect SoftQuad's outlook at any other point in time. SoftQuad does not undertake to update or review forward-looking statements.

OVERVIEW

      SoftQuad(R) is a leading developer of software products for the creation and management of content in XML. XML (eXtensible Markup Language) is a language for the exchange of data on the World Wide Web that is a rapidly emerging standard for business-to-business ("B2B") e-commerce. Our XMetaL(R) product is an advanced, yet easy-to-use, XML content creation solution that allows authors throughout an organization to create and adapt content for use in e-commerce, e-publishing and knowledge management applications. Our MarketAgility(TM) product, which we released in September 2000, is an XML-based content delivery solution that gives suppliers more control over the collection, processing and real-time delivery of product information in XML to e-marketplaces and e-procurement systems. As a result of continued softness in e-commerce marketplaces, sales of MarketAgility have not yet materialized. As a result, we have focused most of our current selling and marketing activities on XMetaL and related services and away from MarketAgility.

      We generate our revenue from product sales, license fees, and maintenance and support contracts. We recognize revenue from product and license agreements on product delivery if an agreement exists with a fixed or determinable fee and collection of the related receivable is reasonably assured. Service revenue consists of fees for product solution services and from maintenance and support agreements. Revenue from maintenance and support agreements is initially recorded as deferred revenue and recognized as revenue over the term of the agreement. Revenue from product solution services is recognized using the percentage of completion method based on a proportion of total hours incurred to total project hours. Our cost of revenue includes costs to manufacture, package, and distribute our products and related documentation, royalty payments to third parties, payments to vendors and inventory write-downs, as well as personnel and other expenses, if any, related to providing product solution services and customer support services.

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our development, sales and marketing and product solution services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception. As of June 30, 2001, we had an accumulated deficit of approximately $21.629 million.

      The accompanying condensed consolidated financial statements have been prepared assuming that SoftQuad will continue as a going concern. Among other factors, we have incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which raises some doubt about the ability of SoftQuad to continue as a going concern.. We have not been profitable in the last several years. Our ability to become profitable depends on XML technology, our ability to market XMetaL and related services, and our ability to generate revenue sufficient to exceed our expenses. The success of our revenue model will depend upon many factors including the extent to which businesses adopt XMetaL as their authoring solution. Because of the new and evolving nature of XML, we cannot predict whether our revenue model will prove to be viable, whether XML will be adopted, whether demand for XMetaL and related and services will materialize at the levels we expect and whether current pricing levels will be sustained. We believe our operating expenses have stabilized and we expect to continue to incur operating losses for at least the next several quarters.

OUR CURRENT CORPORATE STRUCTURE

        _________________________________________
       |        SoftQuad Software, Ltd.          |
       |        (a Delaware corporation)         |
       |_________________________________________|
                             .                                  Exchangeable
                             .                                  Shareholders
        100%                 .                                      .
    common and voting.........                                      .
       equity                .                                      .
         .                   .                                      .
         .                   .                                      .
 __________________________  .     100% common and voting equity    .
|   SoftQuad Software      | .                                      .
|    California, Inc.      | ........................................
|(a California corporation)| .
|__________________________| .
                             .
                             .
        _________________________________________
       |      SoftQuad Acquisition Corp.         |
       |   (an Ontario (Canada) corporation)     |
       |_________________________________________|
                           .    100% common and voting equity
                           .
                           .
                           .
        _________________________________________
       |         SoftQuad Software Inc.          |
       |   (an Ontario (Canada) corporation)     |
       |_________________________________________|
                           .    100% common and voting equity
                           .
                           .
                           .
        ________________________________________
       |          SoftQuad UK Limited           |
       |         (a UK limited company)         |
       |________________________________________|


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

      REVENUE

      Total revenue increased from $915 thousand in the three months ended June 30, 2000 to $1.981 million in the three months ended June 30, 2001, representing a 117% increase in revenue. The revenue mix, however, changed during the period due to an increase of $684 thousand in license, support and maintenance fee revenue from XMetaL and an increase in revenue of $592 thousand from our product solution services group due primarily to our acquisition of SoftQuad Software California, Ltd. ("SQ California") on November 20, 2000. This increase was offset by a decrease in HoTMetaL's product license revenue of $210 thousand. For the three months ended June 30, 2001, the share of revenue generated from XMetaL, HoTMetaL and professional services was 60%, 10% and 30% respectively, compared with 54%, 45% and 1% respectively in the third quarter of fiscal 2000. We expect

HoTMetaL's license revenue, both in absolute dollars and its proportionate share of total revenue, to continue to decline over the next several quarters.

      We categorize our geographic information into two major market regions:
North America and Europe. In the three months ended June 30, 2001, the share of revenue generated from the Americas and Europe was 84% and 16%, respectively, compared with 56% and 44% respectively for the three months ended June 30, 2000.

      COST OF REVENUE

      Cost of revenue increased from $225 thousand for the three months ended June 30, 2000 to $814 thousand for the three months ended June 30, 2001, representing an increase of 262%. This increase is attributable to increased costs associated with product solution services and customer support services as these groups grew significantly during the period, primarily due to our acquisition of SQ California on November 20, 2000. We expect the cost of revenue to stabilize in our professional services and customer support services groups, as we have no immediate hiring plans.

      RESEARCH AND DEVELOPMENT

         Research and development expenses increased slightly from $541 thousand in the three months ended June 30, 2000 to $545 thousand for the three months ended June 30, 2001, representing an increase of 1%. The increase is primarily attributable to higher personnel related costs offset by weakness in the Canadian dollar during this period, which serves to decrease costs as all our development activities take place in Canada. During this period, personnel were redeployed from XMetaL development to MarketAgility development; however, development activities have ceased in MarketAgility during the third quarter of fiscal 2001 due to softness in this marketplace. These personnel were redeployed to XMetaL development. We believe that our current level of investment in research and development is at the appropriate level to attain our strategic objectives and, as a result, we expect that research and development expenses will continue at this level in future periods. To date, all software development costs have been expensed in the period incurred.

      SELLING AND MARKETING

      Selling and marketing expenses increased from $1.570 million in the three months ended June 30, 2000 to $1.975 million for the three months ended June 30, 2001, representing an increase of 26%. The increase is primarily attributable to higher personnel related costs, higher discretionary marketing expenses and an increased level of investor relations activities as compared to this period in the prior year. We expect selling and marketing expenses to continue at this level in future periods.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased from $764 thousand in the three months ended June 30, 2000 to $1.800 million for the three months ended June 30, 2001, representing an increase of 136%. The increase is primarily attributable to the settlement of certain litigation, increased personnel related costs, increased costs of legal, accounting and other professional services, and increased facility expenses necessary to support our expanding operations. We believe we have developed an appropriate level of infrastructure and thus expect that general and administrative spending will continue at this level, excluding litigation, for the next several quarters.

      AMORTIZATION OF GOODWILL AND CAPITAL ASSETS

         Amortization of goodwill and capital assets increased from $60 thousand in the three months ended June 30, 2000 to $518 thousand for the three months ended June 30, 2001. The increase is primarily attributable to our acquisition of SQ California in November 2000.

      NET LOSS

      Our net loss increased from $2.033 million or $0.16 per share for the three months ended June 30, 2000 to $3.917 million or $0.28 per share for the three months ended June 30, 2001, reflecting a higher level of gross profit earned in the three months ended June 30, 2001 offset by higher operating expenses and other expenses for the same period. We expect to incur net losses for at least the next several quarters.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

      REVENUE

      Total revenue increased from $2.890 million in the nine months ended June 30, 2000 to $4.424 million in the nine months ended June 30, 2001, representing a 53% increase in revenue. This increase is attributable to an increase in license, support and maintenance fee revenue from XMetaL of $1.450 million and an increase in revenue of $1.317 million from our product solution services group due primarily to our acquisition of SQ California on November 20, 2000. This increase was offset by a decrease in HoTMetaL's product license revenue of $1.233 million. For the nine months ended June 30, 2001, the share of revenue generated from XMetaL, HoTMetaL and professional services was 59%, 10% and 31% respectively, compared with 40%, 59% and 1% respectively for the nine months ended June 30,2000. We expect HoTMetaL's license revenue, both in absolute dollars and its proportionate share of total revenue, to continue to decline over the next several quarters.

      We categorize our geographic information into two major market regions:
North America and Europe. In the nine months ended June 30, 2001, the share of revenue generated from the Americas and Europe was 73% and 27%, respectively, compared with 59% and 41% respectively for the nine months ended June 30, 2000.

      COST OF REVENUE

      Cost of revenue increased from $664 thousand for the nine months ended June 30, 2000 to $2.349 million for the nine months ended June 30, 2001, representing an increase of 254%. This increase is attributable to increased costs associated with product solution services and customer support services as these groups grew during the period, primarily due to our acquisition of SQ California on November 20, 2000. We expect cost of revenue to stabilize in our professional services and customer support services groups, as we have no immediate hiring plans.

      RESEARCH AND DEVELOPMENT

         Research and development expenses increased from $1.207 million in the nine months ended June 30, 2000 to $1.686 million for the nine months ended June 30, 2001, representing an increase of 40%. The increase is primarily attributable to an increase in personnel related costs largely related to the development of our XMetaL and MarketAgility products. We believe that our current level of investment in research and development is at the appropriate level to attain our strategic objectives and, as a result, we expect that research and development expenses will stabilize in future periods. To date, all software development costs have been expensed in the period incurred.

      SELLING AND MARKETING

      Selling and marketing expenses increased from $3.098 million in the nine months ended June 30, 2000 to $6.634 million for the nine months ended June 30, 2001, representing an increase of 114%. The increase is primarily attributable to an increase in personnel related costs (including $184 thousand related to the amortization of stock-based compensation); increased marketing program expenditures associated with XMetaL, the launch of MarketAgility and MarketAgility Express and increased investor relations activities. We expect selling and marketing spending will decrease over the next several quarters as the benefits of headcount reductions in sales personnel are realized, as discretionary marketing expenses are reduced as we begin to focus our marketing expenditures in specific areas in e-commerce markets and as we reduce the scale of our investor relations program.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses increased from $1.508 million in the nine months ended June 30, 2000 to $4.234 million for the nine months ended June 30, 2001, representing an increase of 181%. The increase is primarily attributable to the settlement of certain litigation, increased personnel related costs, increased costs of legal, accounting and other professional services, and increased facility expenses necessary to support our expanding operations. We believe we have developed an appropriate level of infrastructure and thus expect that general and administrative spending will stabilize over the next several quarters.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

         Amortization of goodwill and other intangibles increased from $145 thousand in the nine months ended June 30, 2000 to $1.189 million for the nine months ended June 30, 2001. The increase is primarily attributable to our acquisition of SQ California in November 2000.

      NET LOSS

      Our net loss increased from $3.615 million or $0.34 per share for the nine months ended June 30, 2000 to $11.828 million or $0.87 per share for the nine months ended June 30, 2001, reflecting a lower level of gross profit earned in the nine months ended June 30, 2001 due to higher services costs coupled with higher operating expenses and other expenses for the same period. We expect to incur net losses for at least the next several quarters.

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

      For the nine months ended June 30, 2001 and 2000, net cash used in operating activities was $10.540 million and $2.243 million respectively. For the nine months ended June 30, 2001 and 2000, the increase in cash used for operating activities was primarily due to a net loss of $11.828 million and $3.615 million respectively, partially offset by the amortization of goodwill and capital assets and changes in operating working capital.

      Net cash used in investing activities was $348 thousand and $676 thousand for the nine months ended June 30, 2001 and 2000, respectively. Cash used in investing activities for the nine months ended June 30, 2001 related to the purchase of ADEi and the purchase of capital assets, mainly computer hardware and software. At June 30, 2001, we did not have any material commitments for capital expenditures.

      Net cash provided by financing activities was $63 thousand and $21.834 million for the nine months ended June 30, 2001 and 2000, respectively. For the nine months ended June 30, 2001, net cash provided by financing activities represented proceeds from shares issued upon exercise of options under the ESOP offset by increases in share issuance costs.

      At June 30, 2001, we had $5.274 million in cash and cash equivalents and working capital of $4.439 million. This compares to $19.659 million in cash and cash equivalents and working capital of $18.489 million as of June 30, 2000.

      We do not have a line of credit for general operating expenses. We do have equipment lines of credit from vendors for certain office equipment. At June 30, 2001, we had no notes or loans payable outstanding.

      We believe that we have sufficient cash and cash equivalents to meet our working capital requirements for at least the next 12 months, assuming we meet the targets in our revenue model. Thereafter, additional funds may be required to support our working capital requirements or for other purposes. We met our revenue targets for the three months ended June 30, 2001; however, there can be no assurance that we will continue to meet our revenue targets in the future. If we fail to meet our revenue targets in future quarters, additional funds will be required in the next 12 months. We may seek to raise such additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available at all, or if available on terms favorable to us, or any additional financing will not be dilutive.

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

RISKS RELATED TO OUR BUSINESS

      WE CANNOT ASSURE YOU THAT THE MARKET WILL ACCEPT OUR XMETAL PRODUCT

We are focusing our business plan on our XMetaL product and related services and are therefore relying on the market success of this product to propel our growth in the near and medium term. Although we have been able to secure initial sales of XMetaL, we cannot assure you that existing customers will deploy XMetaL in larger numbers (which will require a significant commitment and investment of resources by these customers) or that XMetaL will be adopted by new customers or secure widespread market acceptance. The failure of XMetaL to achieve meaningful market acceptance could have a material adverse effect on our business, operating results and financial condition.

     RELIANCE ON TECHNOLOGY PARTNERS MAY AFFECT SALES BECAUSE WE LACK CONTROL OVER THESE PARTNERS

We rely on technology partners to support our selling efforts. Some of these partners must have the expertise required to work with XML. Because XML is a relatively new technology, expertise is not widespread. If these partners fail to develop, do not acquire appropriate XML expertise or otherwise fail to adequately support our products, our business, operating results and financial condition could be materially adversely affected.

      WE FACE INTENSE COMPETITION

The Internet content creation and e-market infrastructure software market is intensely competitive. Our clients' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

Our principal competitors offering alternatives to XMetaL include Adobe, Corel, Arbortext, Excosoft and Stilo. The market for supply-side e-market infrastructure software, which MarketAgility targets, currently is fragmented and suffering from a lack of demand. However, we anticipate strong competition to develop from new entrants as well as existing software companies once demand in this market increases. HoTMetaL, which is declining and no longer providing significant contribution to our revenue, faces strong competition from products such as Microsoft's FrontPage, Macromedia's Dreamweaver and Adobe's GoLive. Most of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors (which may develop products with features similar to XMetaL), such as Adobe, Macromedia and Microsoft, may bundle or price their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There are no significant barriers to entering the markets that XMetaL serves.

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

       WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

We believe that we can fund our planned operations for at least the next 12 months from our existing working capital, assuming we meet the targets in our revenue model. We met our revenue targets for the three months ended June 30, 2001, however, there can be no assurance that we will meet our revenue targets in the future. If we fail to meet our revenue targets in future quarters, we will require additional funds in the next 12 months. In addition, we may need, or otherwise seek, to raise additional funds in the future to maintain and grow our business. We cannot assure you that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities, stockholders may experience dilution of their holdings. New equity securities may also have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

      WE HAVE INCURRED AND EXPECT TO CONTINUE TO INCUR LOSSES

We have not achieved profitability and we expect to incur operating losses for the next several quarters. To date, we have funded our operations primarily from the sale of equity and debt securities and borrowings. We incurred losses of $3.615 million and $11.828 million for the nine months ended June 30, 2000 and 2001, respectively. As of June 30, 2001, our losses have resulted in an accumulated deficit of $21.629 million. We plan to maintain our operating expenses at their current levels or, in some areas, at reduced levels due to recently implemented headcount and operating expense reductions. We will need to generate significant revenue to achieve and maintain profitability. If our revenue does not increase quarter over quarter our net losses in a given quarter may be even greater than expected. We cannot be certain that we can sustain revenue growth rates or that we will achieve sufficient revenue for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

      OUR OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT

We began operations in 1986. However, from 1992 to 1998, we operated as part of NewKidCo. In addition, we have transitioned our operations from supporting HoTMetaL to supporting XMetaL and related services. As a result, it is difficult for us to forecast operating expenses based on historical results. Accordingly, we base our anticipated expenses in part on projected future revenues. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than our projections. If revenues do not meet our projections, our business, operating results and financial condition could be materially adversely affected and net losses in any period would be even greater than expected.

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

o        Length of the sales cycle;

o        Customer budget constraints;

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

o        The mix of domestic and international sales; and

o        Economic conditions

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are, and will continue for the foreseeable future to be, not necessarily meaningful, and such comparisons may not be accurate indicators of future performance. The operating results of companies in the electronic commerce industry have, in the past, experienced significant quarter-to-quarter fluctuations. If our revenue for a quarter falls below our expectations and we are not able to quickly reduce our spending in response, our operating results for the quarter will be harmed. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall. As with other companies in our industry, our operating expenses, which include research and development, sales and marketing, and general and administrative, are based on our expectations of future revenues and relatively fixed in the short term. You should not rely on the results of one quarter as an indication of our future performance.

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

      IF OUR INTERNATIONAL BUSINESS CONTINUES TO GROW IN ABSOLUTE DOLLARS, OUR BUSINESS WOULD BECOME INCREASINGLY SUSCEPTIBLE TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

We expect revenue outside of North America to continue to continue to grow in absolute dollars in the future and we believe that we must continue to expand international sales in order to be successful. International operations are generally subject to a number of risks, including:

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

Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional sales and administrative personnel in those countries, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products. In addition, while our financial results are currently reported in U.S. dollars, significant portions of our sales are denominated in U.K. pounds sterling and the Euro. Significant long-term fluctuations in relative currency values may adversely affect our consolidated results of operations. In particular, our consolidated results of operations may be adversely affected by a significant strengthening of the U.S. dollar against U.K. pound sterling, the Euro or other currencies in which we generate revenue. To date, we have not engaged in any foreign exchange hedging transactions. We intend to consider entering into foreign exchange hedging transactions in the future, if appropriate.

THE IMPACT OF CHANGES IN GLOBAL ECONOMIC CONDITIONS ON OUR CUSTOMERS MAY CAUSE US TO FAIL TO MEET EXPECTATIONS

Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the current macro-economic environment is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rate and may increase the collection risk of our accounts receivable portfolio. Customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a downturn in the general economy.

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

      WE DEVELOP COMPLEX SOFTWARE PRODUCTS SUSCEPTIBLE TO SOFTWARE ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUE OR DELAYED OR LIMITED MARKET ACCEPTANCE

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

     DELAYS IN RELEASING ENHANCED VERSIONS OF OUR XMETAL PRODUCT COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION

We will need to continue to introduce new versions of our XMetaL product to add new features, functionality and technology that customers desire. In the past, we have experienced delays releasing new products. As a result, we cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any such postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products.

      OUR PRODUCT SHIPMENTS COULD BE DELAYED IF THIRD PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS IS NO LONGER AVAILABLE

We integrate third-party software into our software. This third-party software may not continue to be available to us on commercially reasonable terms. If we cannot maintain licenses for key third-party software, shipments of our products could be delayed until equivalent software is developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

      OUR BUSINESS IS BASED ON PROPRIETARY RIGHTS TO OUR TECHNOLOGY, AND IF WE FAIL TO ADEQUATELY PROTECT THESE RIGHTS, OUR BUSINESS MAY BE SERIOUSLY HARMED

We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products from our competitors' products. The use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have no issued patents. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Accordingly, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary to enforce our intellectual property rights.

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

      OUR PERFORMANCE WILL DEPEND ON THE MARKET FOR XML-BASED SOFTWARE PRODUCTS AND E-MARKET INFRASTRUCTURE SOFTWARE SOLUTIONS

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

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On June 12, 2001, we issued 37,206 shares of common stock valued at $1.20 per common share to the former shareholders of Advanced Data Engineering Inc. ("ADEi") as required under the Merger Agreement with ADEi, as the Company did not register the shares issued on the acquisition on November 20, 2000 within the prescribed time. These shares were issued on reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. No sales commissions were paid in connection with this transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Annual Meeting of stockholders of the Registrant was held on April 10, 2001.

     (b) Stockholders elected five directors of the Registrant: 10,830,544 shares were voted for Roberto Drassinower, Andrew Muroff, Joan Dea, Brock Armstrong and Larry Goldberg and 3,707 votes abstained.

     (c) Stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors (10,831,294 votes in favor, 1,157 votes against and 1,800 votes abstained).

     (d) Stockholders approved the amendment to the 2000 Stock Option Plan (the "Plan") that (a) increased the number of shares for which options may be granted from 4,899,500 to 5,500,000; (b) set the maximum number of shares that may be granted to any optionee in a year at 400,000; and
          (c) permitted optionees to exercise their options after the termination of their employment with the Company ninety (90) days from the date of termination or as determined by the committee which administers the Plan. (10,261,500 votes in favor, 53,057 against and 5,750 abstained)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

         99.1 Press Release dated August 7, 2001 relating to the acquisition of SoftQuad Software, Ltd. by Corel Corporation

     (b)  Reports on Form 8-K

              None

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                       SOFTQUAD SOFTWARE, LTD.

Date:  August 13, 2001                 By: /s/ Roberto Drassinower
                                           --------------------------
                                           Roberto Drassinower
                                           Chief Executive Officer

Date:  August 13, 2001                 By: /s/ David R. Lewis
                                           --------------------------
                                           David R. Lewis
                                           Chief Financial Officer and Treasurer