Form 10KSB
period 2001-09-30
SOFTQUAD SOFTWARE LTD
filed 2001-12-19
CIK 1081987

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended September 30, 2001

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

  161 Eglinton Avenue East, Suite 400, Toronto, Ontario, Canada         M4P1J5
               (Address of principal executive offices)               (ZIP Code)

                                 (416) 544-9000
                (Issuer's Telephone Number, Including Area Code)

      SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE EXCHANGE ACT: None

         SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT:

                         Common Stock, $0.001 par value
                                (Title of Class)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenue for its most recent fiscal year. $5,647,527

     The aggregate market value of the voting and non-voting Common Stock held by non-affiliates as of November 30, 2001 the registrant, computed by reference to the closing sales price of the Common Stock on the OTC Bulletin Board on December 17, 2001 was $0.80.

     The number of shares of common stock, par value $0.001 per share, outstanding as of November 30, 2001, was 13,837,448. In addition, there were 3,086,710 outstanding exchangeable shares of the registrant's subsidiary, SoftQuad Acquisition Corp., which had voting and economic rights functionally equivalent to shares of the registrant's common stock. Such numbers do not include shares subject to other derivative securities.

     Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                      INDEX

PART I
                  Item 1.  Description of Business
                  Item 2.  Description of Property
                  Item 3.  Legal Proceedings
                  Item 4.  Submission of Matters to a Vote of Security Holders

PART II
                  Item 5.  Market for Common Equity and Related Stockholder Matters
                  Item 6.  Management's Discussion and Analysis
                  Item 7.  Financial Statements
                  Item 8.  Changes In and Disagreements with Accountants on
                           Accounting and Financial Disclosure

PART III
                  Item 9.  Directors, Executive Officers, Promoters and Control
                           Persons; Compliance with Section 16(a) of the
                           Exchange Act
                  Item 10. Executive Compensation
                  Item 11. Security Ownership of Certain Beneficial Owners and Management
                  Item 12. Certain Relationships and Related Transactions
                  Item 13. Exhibits and Reports on Form 8-K


This Annual Report of SoftQuad Software, Ltd. ("SoftQuad") on Form 10-KSB contains various forward-looking statements, as contemplated by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "intend," "estimate" or "continue" or the negative thereof or comparable terminology and may include, among other things, expected growth, business strategies, future revenues, future sales, future operating performance, plans, objectives, goals and strategies of SoftQuad. Such forward-looking statements are based upon information currently available in which SoftQuad's management shares its knowledge and judgment about factors that it believes may materially affect SoftQuad's performance. The forward-looking statements are made in good faith by SoftQuad and are believed by SoftQuad to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, the factors discussed in "Item 6. Management's Discussion and Analysis", as well as other factors discussed from time to time in the reports filed by SoftQuad with the Securities and Exchange Commission.

     Readers are urged to review carefully and consider disclosures made by SoftQuad in this and other reports that discuss factors germane to SoftQuad's business.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

                                    OVERVIEW

     SoftQuad is a leading developer of software products for the creation and management of content in XML (eXtensible Markup Language). XML is a language for the exchange of data on the World Wide Web that is a rapidly emerging standard for B2B e-commerce.

     Our XMetaL product is an advanced, yet easy-to-use, XML content creation solution. XMetaL allows authors throughout an organization to create and adapt content for use in e-commerce, e-publishing and knowledge management applications. Since its release in May 1999, XMetaL has received enthusiastic reviews and awards from the media and has been sold to over 2,000 customers in a wide range of industries. Our customers include leading companies such as the Canadian House of Commons, Cisco, Congressional Quarterly, Continental Airlines, GE Medical Systems, the Maryland General Assembly, Microsoft, RTIS-G Reed Technologies and Information Services-Government, Tufts University, USAToday.com, the United States House of Representatives, Ford Motor Company, the European Space Agency, BMW, L'Equipe, KBC Bank and Insurance,
Butterworth-Heinemann, Philips, Business Europe, ALSTOM and Thomas Cook. In addition, we have formed strategic alliances with leading software companies that offer complementary products, such as Documentum, Interwoven, and Software AG, to develop comprehensive XML content management solutions integrating XMetaL.

     Our MarketAgility product is an XML-based content management solution for e-commerce. MarketAgility gives e-commerce suppliers more control over the collection, processing and real-time delivery of product information in XML to e-marketplaces and e-procurement systems. MarketAgility allows suppliers to quickly gather product information from wherever it resides within their enterprises, whether in content management systems, electronic resource planning systems, enterprise databases or Microsoft Word or Excel files. After any non-XML information is converted into XML, MarketAgility delivers this information to e-markets in a format that is fully customized for different e-markets in their specific dialect of XML. MarketAgility also allows suppliers to maintain their competitive advantage by rapidly and incrementally updating product and pricing information across channels. While we released MarketAgility on September 25, 2000, the e-commerce market is currently suffering a lack of demand and sales have not yet materialized.

     Our HoTMetaL product is an HTML-based Web page creation and management tool that gives developers the advanced capabilities and productivity tools needed to create Web sites. As we focused our efforts on providing solutions to the e-commerce industry, we are transitioning our business away from HoTMetaL and towards our XML products.

                               RECENT DEVELOPMENTS

     On August 7, 2001, we entered into a merger agreement with Corel Corporation ("Corel") pursuant to which Corel is to acquire SoftQuad in a stock-for-stock transaction to be accounted for as a purchase transaction. The transaction is structured as a merger under the laws of Delaware between us and a wholly-owned subsidiary of Corel. Subject to the satisfaction of certain conditions, the transaction is expected to be completed in the first calendar quarter of 2002.

     Corel develops, manufactures, licenses, sells and supports a wide range of software products including graphics, business productivity and consumer products. Corel products are available for users of most PCs, including International Business Machines Corporation and IBM-compatible PCs, Apple Computer Inc.'s Macintosh(R) and Linux-based systems. Corel is incorporated under the Canada Business Corporation Act and its principal office is in Ottawa, Canada. The common shares of Corel are traded under the stock symbol CORL on the NASDAQ National Market and the Toronto Stock Exchange.

     Under the terms of the transaction, each of our shares of common stock and preferred stock will be exchanged for 0.4152 of a common share of Corel on closing, being a ratio of $1.50 to $3.6129. The $1.50 value for each of our shares equals an approximate 34 per cent premium over the closing price of our common stock on August 6, 2001 (the last trading day before the announcement of the transaction). The $3.6129 value for the common shares of Corel represents the prior 10 day volume weighted average share price of the common shares of Corel. The exchange ratio will be fixed for movement in the share price of Corel between $2.71 and $4.52 per share. If the share price of Corel increases above $4.52, the exchange ratio will decrease such that each of our shares of common stock and preferred stock will be exchanged for a portion of a share of Corel having a value of $1.875 based on the volume weighted average share price of the common shares of Corel on the NASDAQ National Market for the 10 trading days ending on the third day prior to the meeting of our stockholders to approve the transaction. If the share price of Corel decreases to below $2.71 but remains above $2.17, the exchange ratio will increase such that each of our shares of common stock and preferred stock will be exchanged for a portion of a share of Corel having a value of $1.125. If the share price of Corel decreases to $2.17 or below, the exchange ratio will increase to 0.5190.

     The exchangeable shares of SoftQuad Acquisition Corp., our subsidiary, will be exchanged on an equivalent basis in a parallel transaction to the merger. It is the intention of SoftQuad and Corel to structure the transaction involving the holders of the exchangeable shares in a manner that provides the holders with a tax-deferred roll-over for Canadian income tax purposes, provided that there are no adverse consequences to Corel in structuring the transaction in that manner.

     The completion of the transaction is subject to the approval of our stockholders. We will hold a special meeting of our stockholders as soon as possible to consider and, if deemed advisable, approve the transaction. The level of approval required is a majority of the votes cast by the holders of our voting stock, voting as a single class.

     The completion of the transaction is also subject to the satisfaction of certain other customary conditions, including the fulfillment of covenants in the merger agreement, the accuracy of representations and warranties, the obtaining of certain consents and approvals from government authorities and certain third parties.

     Pursuant to the merger agreement, we have agreed, among other things, not to solicit competing acquisition proposals for SoftQuad. If the transaction is not completed under certain circumstances, including by virtue of a third party making a unsolicited acquisition proposal to us or our stockholders, we are required to pay Corel a break-up fee of $1.5 million and reimburse its expenses.

     The merger agreement may be terminated by either party if the transaction has not been completed on or before February 15, 2002 or in certain other limited circumstances, including breach of a representation or covenant of the other party. The merger agreement may also be terminated by us if the price of a common share of Corel is less than $2.17 based on the volume weighted average share price of the common shares on the NASDAQ National Market for the 10 trading days ending on the third day prior to the meeting of our stockholders to approve the transaction.

     No assurance can be given that the merger will be consummated.

                         HISTORY AND CORPORATE STRUCTURE

     COMMENCEMENT OF OUR BUSINESS

     We commenced our business in 1986 under the name SoftQuad Inc. During the 1980s, we developed software products based on SGML (Standard Generalized Markup Language), the predecessor of XML. In 1992, SoftQuad Inc. was acquired by SoftQuad International Inc. (now renamed NewKidCo International Inc.), which is a publicly traded company listed on the Toronto Stock Exchange. During the early 1990s, we began to focus on HTML-based software, culminating with the launch in 1993 of HoTMetaL. In 1996, members of our management identified a need for a more versatile language than HTML and began to work, together with representatives of other technology companies, on developing XML.

     ESTABLISHMENT OF SOFTQUAD CANADA

     In August 1998, certain members of our management organized a management buyout of substantially all of the assets and liabilities of SoftQuad Inc. and 100% of the shares of SoftQuad UK Limited, which was SoftQuad International Inc.'s European subsidiary. To facilitate the buyout, on August 7, 1998, they established SoftQuad Software Inc., an Ontario corporation referred to as "SoftQuad Canada". SoftQuad Canada completed the buyout on

October 1, 1998. The assets acquired in the buyout included, among other things, the rights to the name "SoftQuad." In May 1999, SoftQuad Canada launched XMetaL.

     ESTABLISHMENT OF FINANCECO

     In December 1999, we retained a Toronto-based investment dealer to act as an agent in facilitating private placement financings of SoftQuad Canada. Pursuant to this agreement, money was first funded by investors to a new Delaware corporation formed to facilitate the financings, FinanceCo, in exchange for FinanceCo stock and warrants. As of January 17, 2000, FinanceCo entered into agreements with the security holders of SoftQuad Canada to acquire all of the outstanding securities of SoftQuad Canada through FinanceCo's subsidiary, SoftQuad Acquisition Corp. ("SAC"), an Ontario corporation. Pending completion of that acquisition, FinanceCo loaned the proceeds of completed financings to SoftQuad Canada for operating purposes.

     MERGER WITH THE AMERICAN SPORTS MACHINE, INC.

     On March 2, 2000, FinanceCo merged with and into The American Sports Machine, Inc., a Florida corporation ("ASM"). ASM was organized on June 2, 1995 but, at the time of the merger, had not engaged in an active trade or business other than to seek to merge with a private operating company. At the time of the merger, ASM's common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, and its common stock was quoted on the OTC Bulletin Board under the symbol "AMRR." Upon the merger, the separate corporate existence of FinanceCo terminated and ASM continued as the surviving entity. Under the terms of the merger agreement, ASM agreed to seek stockholder approval to rename the merged company SoftQuad Software, Ltd. and to redomicile it to Delaware. In connection with the merger, the security holders of FinanceCo exchanged their securities for equivalent securities of ASM.

     COMPLETION OF THE CANADIAN ACQUISITION

     On April 5, 2000, ASM, through SAC completed its acquisition of all of the outstanding securities of SoftQuad Canada. In the acquisition, (i) two holders of common shares of SoftQuad Canada exchanged (on a 1-for-1 basis) their common shares of SoftQuad Canada for shares of ASM's common stock, (ii) because of Canadian tax considerations, the remaining holders of common shares of SoftQuad Canada exchanged (on a 1-for-1 basis) their common shares of SoftQuad Canada for exchangeable shares of SAC (which have voting and economic rights functionally equivalent to, and are exchangeable on a 1-for-1 basis with, shares of our common stock), and (iii) each holder of an option to acquire common shares of SoftQuad Canada exchanged such option for an option issued by ASM with economically equivalent terms.

     To facilitate ASM's redomiciling to Delaware and the change of its name, on March 7, 2000, ASM formed a new Delaware corporation named SoftQuad Software, Ltd. On April 10, 2000, ASM merged with and into this new subsidiary, upon which the separate corporate existence of ASM terminated, and SoftQuad Software, Ltd. continued as the surviving entity.

        COMPLETION OF THE ACQUISITION OF ADVANCED DATA ENGINEERING, INC.

     On November 20,2000, we completed our acquisition of Advanced Data Engineering, Inc. ("ADEi"). Under the acquisition agreement, we agreed to purchase ADEi for a purchase price of $4.8 million, which was satisfied by the issuance of 744,133 shares of our common stock. Also pursuant to the agreement, option holders of ADEi converted vested options in ADEi to 80,770 vested options of SoftQuad. The total purchase price was approximately $5.5 million. ADEi was subsequently merged into SoftQuad Software California Inc. The purchase price was subject to working capital adjustments. The acquisition of ADEi was accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed. Operating results for ADEi were included in our operating results from the date of the acquisition. In June 2001, we issued an additional 37,206 shares of our common stock to the ADEi stockholders as a penalty for not timely registering the shares issued in the acquisition of ADEi with the Securities and Exchange Commission.

     OUR CURRENT CORPORATE STRUCTURE

     We currently conduct our operations through SoftQuad Software California Inc., SoftQuad Canada and its wholly owned subsidiary, SoftQuad Limited. The following diagram illustrates the structure of SoftQuad and its subsidiaries:


                                                      SoftQuad Software, Ltd.
                                                      (a Delaware corporation)
                                                         |    "SoftQuad"    |
                                                         |                  |
                                      100% common equity |                  | 100% common equity
                                                         |                  |
                                                         |                  |
                                                         |                  |
       --------------------------------------------------------       -------------------------------------------
                 SoftQuad Software California, Inc.                           SoftQuad Acquisition Corp.
                     (a California corporation)                           (an Ontario (Canada) corporation)
                       "SoftQuad California"                                            "SAC"
       --------------------------------------------------------       -------------------------------------------
                                                                            |
                                                                            | 100% common equity
                                                                            |
                                                                      -------------------------------------------
                                                                                SoftQuad Software Inc.
                                                                          (an Ontario (Canada) corporation)
                                                                                  "SoftQuad Canada"
                                                                      -------------------------------------------
                                                                            |
                                                                            | 100% common equity
                                                                            |
                                                                      -------------------------------------------
                                                                                   SoftQuad Limited
                                                                                (a UK limited company)
                                                                      -------------------------------------------

                                BUSINESS STRATEGY

o    We are a leader in XML development and software.  Members of our management
team  have  been  and  continue  to  be  leaders  in  the   development  of  XML
specifications through the World Wide Web Consortium (W3C).

o Our award-winning XMetaL product is recognized as a leading XML content creation solution for the B2B market.

o We have developed partnerships and alliances with industry leading technology companies in important content management and B2B segments. We expect these partnerships to enhance the acceptance of our XML products and allow us to be in the forefront of XML content creation solutions.

o We have an experienced management team that has extensive experience in marketing leading edge products.

                                    INDUSTRY

MARKET ANALYSIS

     INDUSTRY BACKGROUND

     The Internet has created new opportunities for businesses to enhance service and deliver information to partners and customers electronically. Today, websites are an important source of product and service information across many industries and businesses rely on them to improve customer service and enhance market reach.

     The opportunity, however, brings with it new demands: whereas at one time corporations published predominantly in printed form only and updated publications in manageable cycles, today businesses are expected to deliver up-to-date information almost continuously, through websites, through wireless devices, and in a variety of formats, as well as in printed form.

     This has taxed the existing print publishing processes. In this new environment, for example, information is often reused from one publication media to another and across many documents. Changing it may imply revising hundreds of individual documents at once. Tracking and executing these revisions continuously to ensure accurate information delivery on multiple media, twenty-four hours a day, seven days as week, often requires new systems and processes.

     XML content management has emerged as an important technology to meet the demands of this kind of continuous, cross-media publishing. Content management systems support the publishing process from authored document to final output, controlling and tracking the flow of work and managing revisions. XML, on the other hand, facilitates the reuse of information across documents and delivery media. When used together, these two technologies enable organizations to streamline and automate information-flow from potentially many thousands of authors and to manage and control the delivery of this information to many websites and printed documents.

     AUTHORING XML CONTENT

     Once in XML, web and print content is readily managed. However, XML is a difficult format for non-technical authors. XML has a specialized syntax and rules for how parts of a document are to be combined. Moreover, traditional word-processors and desktop publishing tools do not produce XML content that is suitable for cross-media publishing applications.

     Our products enable non-technical authors to create and work with XML content more easily, thereby allowing enterprises to deploy XML content management solutions more broadly within their organizations and reduce costly and cumbersome format conversions. Just as importantly, our products specifically support the reuse of information across many documents and delivery media and help to automate revisions to this information.

     We specialize in native XML content authoring technology. XML itself represents the technology evolution of "markup" languages over some 20 years from SGML, to HTML and finally to XML. We have contributed to this process through our work at international technology standards bodies. We are a co-founder of the World Wide Web Consortium (W3C) and the W3C XML working group. Our Chief Scientist, Peter Sharpe, collaborated in the development of the SGML technical specifications and co-authored the specification for XML. Our Director of Product Technology Dr. Lauren Wood chairs the yearly international XML conference.

     Beginning in 1990 with the launch of our SGML authoring product Author/Editor, our technology base parallels this evolution. SGML is used almost exclusively in large-scale corporate and military publishing applications since these applications demand flexible, easy to use solutions. By contrast, HoTMetaL, launched in 1994 to address the mass-market for HTML based web authoring solutions, had ease-of-use as its primary design goal. Finally, XMetaL, our flagship XML content authoring solution launched in 1999, evolved from this shared technology base and, like XML itself, combines both the flexibility of SGML and the ease-of-use of HTML.

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

    OPEN BRACKET b CLOSE BRACKET John Doe OPEN BRACKET /b CLOSE BRACKET

     HTML is an international standard governed by the W3C, an industry organization composed of member companies with the objective of developing international standards for the World Wide Web.

     STANDARD GENERALIZED MARKUP LANGUAGE (SGML)

     SGML is the parent technology to HTML. SGML is an open international standard governed by the International Standards Organization. SGML was developed in the 1980's to enable the encoding of important documents in a standard format, which was independent of any particular software vendor. SGML's focus is on encoding the information contained in documents, as opposed to the set up or presentation of that information. Formatting (the laying out of a document on a printed page or display) is accomplished as a separate step, allowing the same information to be displayed on multiple destinations, such as print, CD-ROM and online, from the same source. SGML, like HTML, uses "tags" to label items in a document but unlike HTML, these tags refer to an item's meaning rather than its format. For example, the name of the author of a given article might be encoded as follows:

     OPEN BRACKET AUTHOR CLOSE BRACKET John Doe END OPEN BRACKET author CLOSE BRACKET

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

     XML, like both HTML and SGML, uses "tags" to identify items in an electronic document. XML is "extensible" in the sense that it is capable of being expanded or customized. As such, it allows users to define new tags as required by a given application. For example, tags relating to financial information might be OPEN BRACKET earnings per share CLOSE BRACKET and OPEN BRACKET revenue CLOSE BRACKET, whereas tags relating to a product catalog might include OPEN BRACKET product name CLOSE BRACKET and OPEN BRACKET price CLOSE BRACKET . A typical HTML Web Page might encode a product description as follows:

     OPEN BRACKET b CLOSE BRACKET Hoover Vacuum Cleaner OPEN BRACKET /b CLOSE BRACKET

     OPEN BRACKET p CLOSE BRACKET This vacuum has power and is light weight OPEN BRACKET /p CLOSE BRACKET

     OPEN BRACKET b CLOSE BRACKET Special Price: $99.95 OPEN BRACKET /b CLOSE BRACKET

     (In HTML "open/closed bracket b" denotes bold font and "open/closed bracket p" denotes a paragraph displayed in normal font.)

Using XML, the same information would be encoded as follows:

     OPEN BRACKET product name CLOSE BRACKET Hoover Vacuum Cleaner OPEN BRACKET /product name CLOSE BRACKET

     OPEN BRACKET description CLOSE BRACKET This vacuum has power and is light weight OPEN BRACKET /description CLOSE BRACKET

     OPEN BRACKET price CLOSE BRACKET OPEN BRACKET /price CLOSE BRACKET

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

     Unlike HTML, which has a fixed set of tags that can be easily learned and applied, XML uses arbitrary tags that can vary with each application. XML also incorporates rules about how these tags are to be combined and used. These rules are specific to each application. Consequently, it is much more difficult for people to create valid XML documents.

     XMetaL enables people to create XML content from scratch or by importing information from word processors, spreadsheets and databases. XMetaL requires minimal customization and eliminates lengthy learning curves and training costs associated with alternative options. XMetaL won PC Magazine's award for Best Development Tool in the 2001 Technical Innovation Awards and Outstanding Product of the Year in the Authoring Tools category at the Web '99 Web Tool Awards presented by Web Techniques, a respected industry journal. XMetaL also was named one of Internet Week's "Best of the Best" and one of the "Most Innovative" software packages in Internet World's Best of the Year Awards. XMetaL was also nominated for "Printing Solution of the Year" in the 2001 Publishing Awards. We have announced strategic partnerships with XML solutions vendors such as Ariba, Documentum, Interwoven and Software AG to integrate XMetaL with these vendors' products.

     XMetaL integrates with content management systems, ensuring that the content coming into those systems adheres to the rules specific to the application in question. XML content is then stored in these systems as reusable components, which can be selectively processed and displayed by Web applications. Using this kind of solution, Web architects and designers are free to manage the content, redeploy applications and connect to new partners and new systems without disrupting the work of content contributors. XMetaL communicates with the content management system to ensure that content is properly stored and allows users to work in a familiar interface.

     On June 26, 2000, we began shipping XMetaL 2.0, a major upgrade to XMetaL, and XMetaL 2.1 with Unicode became available on May 1, 2001.

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

     MARKETAGILITY ARCHITECTURE

     MarketAgility's   architecture  is  made  up  of  three   components:   the
MarketAgility XML Connector, the MarketAgility XML Server, and the MarketAgility XML Transporter.

     o Marketagility XML Connector

     The  MarketAgility  XML  Connector  consists  of a  series  of  information
processors  and  XML  composition   tools  that  can  collect,   manipulate  and
standardize product information stored throughout a supplier's enterprise.

     COLLECTING DATA. The XML Connector provides secure, reliable retrieval of both structured and unstructured data sources from local and remote data repositories.

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

     MAPPING AND STANDARDIZING DATA. The XML Connector maps content from its original sources to MarketAgility's internal XML schema. Data is processed to ensure that disparate data representations are harmonized to use standard units of measurement, product coding schemas and product identifiers. This facilitates transformation to the schemas used by individual marketplaces.

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

     o  MarketAgility   XML  Transporter   (communicator/dispatcher/broadcaster/
     publisher)

     The XML Transporter controls the extraction, transformation and the assured, secure delivery of a supplier's product information from the XML Server to multiple e-market places, e-procurement systems and other electronic distribution channels.

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

                               SALES AND MARKETING

     Central to our marketing strategy is the development of partnerships to significantly expand our market reach. To date, XMetaL market development efforts have secured a number of key strategic partnerships with various companies that provide XML-based technologies and services. We are focusing on expanding these relationships with various companies focused on XML. We believe that such relationships create opportunities for us as well as our partners, and will greatly supplement our direct sales efforts. Our partnering efforts focus on two areas: technology partnerships and solutions providers.

     o Technology Partners - SoftQuad has, and is further expanding, partnerships with companies that are involved in the developing and marketing of complementary technologies. Specifically, SoftQuad pursues relationships with companies developing XML technology and XML-based products with which XMetaL software can be integrated. Through such partnerships, we hope to expand the XMetaL user base. Some of our partners in this category include Ariba, Documentum, Interwoven and Software AG.

     o Solutions Providers - SoftQuad is looking to build its network of solutions provider partners. Many specialize in XML solutions to vertical markets and, in addition, provide value-added services in the form of consulting services, training, installation, technical support, and system configuration. We have signed reseller agreements with a number of XML capable value-added resellers. These organizations combine their own expertise and professional services with market leading products to deliver fully customized solutions to customers. Value-added resellers receive special discounts from us and make a margin on product sales. To date, our network of value-added resellers has over fifty members in eighteen countries, including DataLogistics Inc., Reed Technology, Turn-key Systems and Agra Systems.

     PROMOTIONAL ACTIVITIES

     Our promotional activities combine awareness campaigns (through public relations and trade show attendance) with targeted lead generation (through direct mail, free evaluations and Web sites). We use professional public relations agencies to manage our media relations program in the United States, Canada and Europe. Media relations activities include drafting press releases, press briefings and encouraging product reviews and corporate profiles. In addition, XML-related trade shows are an important element of the marketing strategy since they provide a one-to-many communications and sales opportunity. XML-specific trade shows include XML 2000, XML One and XML World, which are each held twice a year, once in North America and once in Europe. Attendees include individuals responsible for technology purchases in large organizations. Due to our involvement in various industry standards setting committees, a number of our key personnel are routinely invited to deliver papers at conferences and seminars. We complement these speaking opportunities with regional seminars that will showcase proven XML solutions using XMetaL and MarketAgility.

                              CUSTOMERS AND MARKETS

     Our products serve the retail market and the corporate market. We target the retail market with HoTMetaL and the corporate market with our XML products, XMetaL and MarketAgility.

     For the year ended September 30, 2001, there were two customers in North America and one customer in Europe who each accounted for greater than 10% of our total sales in these respective markets. For the years ended September 30, 2000 and 1999, there were four and two customers in North America respectively, and one and one customer in Europe respectively, who each accounted for greater than 10% of our total sales in these respective markets.

     HOTMETAL

     HoTMetaL has a customer base of Web developers and consumers. HoTMetaL is distributed through our direct sales force and through our website.

     XMETAL

     XMetaL is targeted to e-business applications in the following market segments: e-publishing, knowledge management and e-commerce.

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

     MARKETAGILITY

     MarketAgility is targeted at suppliers participating in e-marketplaces and e-procurement systems, who wish to manage, control and deliver their product information using XML. This segment also is targeted by XMetaL. See "Customers and Markets-XMetaL-E-commerce."

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

     XMETAL COMPETITION

     Alternative solutions to XMetaL presently include modified SGML authoring tools, enhanced text editors, which require a high degree of knowledge of XML, and solutions based on word processors. Although some of these alternatives are functionally similar to XMetaL, we believe that none adequately offers all the features embedded in XMetaL.

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

     As a result, Microsoft Word documents must undergo a conversion process to be translated into XML. Conversion is expensive, labor-intensive, time-consuming and error-prone. Conversion is employed effectively in applications where the documents being converted do not change often and have a useful life of several years. On the Web, where lead-time is short and the emphasis is on new, up-to-the-minute information, continuous conversion of new content is unworkable.

     MARKETAGILITY COMPETITION

     The marketplace for MarketAgility is a new and developing environment that has softened significantly in recent quarters. Many vendors have or are developing XML-based solutions to address content collection, translation and management. E-marketplaces and e-procurement systems continue to evolve and their capability to accept rich content continues to evolve. Competition for MarketAgility may come from e-market and e-procurement infrastructure software vendors, e-catalog aggregators and e-catalog software solution vendors, ERP vendors, e-publishing solutions vendors and content management, document management, workflow and workgroup software solutions vendors. MarketAgility's competitive advantage is its ability to collect and translate into XML both structured and unstructured content. Current solutions for the collection and translation of unstructured content are labor-intensive and not very scalable.

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

     We also have rights in the trademarks that we use to market our products. These trademarks include SoftQuad, HoTMetaL PRO, MarketAgility Enterprise, MarketAgility Express, MarketAgility and XMetaL. We have applied to register our trademarks in the United States, Canada, the United Kingdom, the European Union, Australia, New

Zealand, South Africa, South Korea, Taiwan, China, Hong Kong and Japan. We have received registrations for SoftQuad, HoTMetaL and XMetaL, among others.

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

RESEARCH AND DEVELOPMENT

     During the years ended September 30, 2001, 2000 and 1999, we spent $2.1 million, $2.0 million and $1.1 million respectively, on research and development activities, no part of which was borne directly by any customer. These amounts represent 37.2%, 45.7% and 32.5%, respectively, of revenue in each of those periods. We believe our current investment in research and development is at the appropriate level to attain our strategic objectives and we expect our overall research and development spending to stabilize in future periods.

                                    EMPLOYEES

     As of September 30, 2001, we had a total of 105 full-time employees. Of these employees, 32 were in development and product management, 27 in sales and marketing, 22 in professional services and customer support and 24 in finance and administration. Our future success depends in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our professional services, development, and marketing activities. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe relations with our employees are good.

                                  RISK FACTORS

     The Risk Factors related to SoftQuad and SoftQuad's stock will not apply to the former holders of SoftQuad stock who hold Corel stock after the consummation of the proposed merger with Corel. Risk factors related to the Internet and Internet industry may continue to be applicable to the Corel stockholders. There may be additional risk factors that are applicable to Corel stockholders that are contained in the filings Corel has made or will make with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

     WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

     The Company has determined that it will not have sufficient cash and cash equivalents to meet its working capital requirements for the first calendar quarter of 2002, as the Company's revenue projections continue to decrease due to recent economic conditions, and as certain expenses increase due to the costs associated with negotiating and completing the planned merger with Corel. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that entering into the strategic merger with Corel, in light of the increasingly difficult environment in the public and private markets for raising financing, is the best alternative available currently to the Company. If the merger close is delayed or the merger fails to close, additional funds will be required to support the Company's working capital requirements or for other purposes. The terms of the Merger Agreement permit SoftQuad to effect additional financing through the issuance of equity or debt, provided that (i) it has not exceeded its operating budget by more than 10% and (ii) Corel has a right of first refusal over any financing requirements. If Corel waives this right, the Company may seek to raise such additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available at all, or if available will be on terms favorable to the Company, or that any additional financing will not be dilutive. New equity securities may also have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our net loss, revenue growth and cash position.

     WE HAVE INCURRED AND EXPECT TO CONTINUE TO INCUR LOSSES

     We have not achieved profitability and we expect to incur net losses for at least the next several quarters. To date, we have funded our operations primarily from the sale of equity and debt securities and borrowings. We incurred losses of $3.0 million, $6.7 million and $15.2 million for the years ended September 30, 1999, 2000 and 2001. As of September 30, 2001, our losses have resulted in an accumulated deficit of $25.0 million. We plan to maintain our operating expenses at their current levels or, in some areas, at reduced levels due to headcount reductions implemented during the year. We will need to generate significant revenues to achieve and maintain profitability. If our revenues do not increase quarter over quarter, our net losses in a given quarter may be even greater than expected. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

     FAILURE TO COMPLETE OUR MERGER WITH COREL COULD ADVERSELY AFFECT OUR BUSINESS AND CASH POSITION

     The completion of our merger with Corel is subject to numerous conditions. Even if a majority in interest of holders of our common stock, preferred stock and exchangeable shares in SAC vote to approve the merger, we cannot guarantee that the merger with Corel will be completed. If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

     o    Potential customers may defer purchases of our products or services;

     o    Potential partners may refrain from entering into agreements with us;

     o We may, under some circumstances, be required to pay Corel's expenses related to the merger and pay to Corel a substantial termination fee;

     o    Employee turnover may increase; and,

     o We will require additional capital, which may not be available on attractive terms or at all.

     The occurrence of these factors could result in serious harm to our business and financial condition.

     IF THE MERGER WITH COREL IS TERMINATED UNDER A NUMBER OF CIRCUMSTANCES, WE WOULD INCUR SUBSTANTIAL COSTS

     In the event the merger with Corel is terminated by us or by Corel under a number of specified circumstances, we would be obligated to pay Corel a termination fee of $1,500,000. In addition, we also would be required to pay to Corel all of Corel's accounting, legal, investment and other out-of-pocket expenses incurred by Corel with respect to the merger. The requirement to pay the foregoing significant amounts could result in our not having adequate capital resources to continue with our business plan.

     THE SUBSTANTIAL EXPENSES ASSOCIATED WITH THE MERGER WITH COREL COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     We will incur substantial costs in connection with the merger with Corel. These costs will primarily relate to the costs associated with the fees of attorneys, accountants and our financial advisors. If the merger with Corel is not completed, we will have incurred significant costs for which we have received no benefit. The requirement to pay the foregoing expenses could result in our not having adequate capital resources to continue with our business plan.

     WE CANNOT ASSURE YOU THAT THE MARKET WILL ACCEPT OUR XMETAL PRODUCT

     We are focusing our business plan on our XMetaL product and related services and are therefore relying on the market success of this product to propel our growth in the near and medium term. Although we have been able to secure initial sales of our XMetaL product, we cannot assure you that existing customers will deploy XMetaL in larger numbers (which will require a significant commitment and investment of resources by these customers) or that XMetaL will be adopted by new customers or secure widespread market acceptance. The failure of XMetaL to achieve meaningful market acceptance could have a material adverse effect on our ability to generate sufficient revenues to meet our expenses and cash position.

     RELIANCE ON TECHNOLOGY PARTNERS MAY AFFECT REVENUE GROWTH BECAUSE WE LACK CONTROL OVER THESE PARTNERS

     We rely on technology partners to support our selling efforts. Some of these partners must have the expertise required to work with XML. Because XML is a relatively new technology, expertise is not widespread. If these partners fail to develop, do not acquire appropriate XML expertise or otherwise fail to adequately support our products, our ability to generate sufficient revenues to meet our expenses and our cash position could be materially adversely affected.

     IF WE ARE UNABLE TO MEET THE RAPID CHANGES IN XML CONTENT CREATION TECHNOLOGY OR A SUPERIOR OR MORE WIDELY ACCEPTED TECHNOLOGY IS DEVELOPED, OUR EXISTING PRODUCTS COULD BECOME OBSOLETE

     The market for our products is marked by rapid technological change, frequent product introductions and Internet-related technology enhancements, uncertain product life cycles, dynamic changes in client demands and constantly evolving industry standards. We cannot be certain that we will successfully develop and market new products or new product enhancements that respond to technological change, evolving industry standards or client requirements. Competing products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis. E-commerce technology, particularly XML content creation technology, is complex, and new products and product enhancements can require long development and testing periods. If we do not develop and release enhanced or new products on a timely basis, our ability to generate sufficient revenues to meet our expenses and our cash position could be materially adversely affected.

     WE FACE INTENSE COMPETITION

     The XML content creation and e-market infrastructure software market is intensely competitive. Our clients' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

     Our principal competitors offering alternatives to XMetaL include Adobe, Arbortext, Excosoft and Stilo. The market for supply-side e-market infrastructure software, which MarketAgility targets, is currently fragmented, but we anticipate strong competition to develop from new entrants as well as existing software companies. HoTMetaL faces strong competition from products such as Microsoft's FrontPage, Macromedia's Dreamweaver and Adobe's GoLive. Most of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors (which may develop products with features similar to XMetaL), such as Adobe, Macromedia and Microsoft, may bundle or price their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There are no significant barriers to entering the markets that XMetaL serves.

     Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our software. We cannot be certain that we will be able to compete successfully with current or future competitors. If we fail to compete successfully against current or future competitors, our growth could be materially adversely affected.

     OUR OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT

     We began operations in 1986. However, from 1992 to 1998, we operated as part of NewKidCo. In addition, we have transitioned our operations from HoTMetaL to XMetaL and related services. As a result, it is difficult for us to forecast operating expenses based on historical results. Accordingly, we base our anticipated expenses in part on projected future revenues. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than our projections. If revenues do not meet our projections, our operating income, net income and cash position could be materially adversely affected and net losses in any period would be even greater than expected.

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

     o    Length of the sales cycle;

     o    Customer budget constraints;

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

     o    The mix of domestic and international sales; and,

     o    Economic conditions.

     Accordingly, we believe that quarter-to-quarter comparisons of our operating results are, and will continue for the foreseeable future to be, not necessarily meaningful, and such comparisons may not be accurate indicators of future performance. The operating results of companies in the electronic commerce industry have, in the past, experienced significant quarter-to-quarter fluctuations. If our revenues for a quarter fall below our expectations and we are not able to quickly reduce our spending in response, our operating results for the quarter will be harmed. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall. As with other companies in our industry, our operating expenses, which include selling and marketing, research and development and general and administrative, are based on our expectations of future revenues and relatively fixed in the short term. You should not rely on the results of one quarter as an indication of our future performance.

     IN ORDER TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND GENERATE INCREASED REVENUE WE NEED TO EXPAND OUR SALES CAPABILITIES

     We must expand our direct and indirect sales operations in order to increase market awareness of our products and generate increased revenue. We cannot be certain that we will be successful in this effort. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective clients. We cannot be certain that we will be able to hire enough qualified individuals in the future. We also plan to expand our relationships with value-added resellers, systems integrators and other third-party resellers to build an indirect sales channel. In addition, we need to manage potential conflicts between our direct sales force and third party reselling efforts. Finally, XML expertise is often lacking in the value-added resellers, systems integrators and third-party resellers. Because individuals with XML expertise are in increasingly high demand, we cannot be certain that partners will be successful in acquiring XML expertise, either through training employees or by hiring experienced personnel.

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

     o    Potentially adverse tax consequences;

     o    Difficulties in collecting accounts receivable; and,

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

     THE IMPACT OF CHANGES IN GLOBAL ECONOMIC CONDITIONS ON OUR CUSTOMERS MAY CAUSE US TO FAIL TO MEET EXPECTATIONS

     Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the current macro-economic environment is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates and may increase the collection risk of our accounts receivable portfolio. Customers may defer the purchase of products if they experience a downturn in their business or if there is a downturn in the general economy.

     WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICES BUSINESS, WHICH COULD AFFECT BOTH OUR RESULTS AND OUR ABILITY TO ASSIST OUR CLIENTS WITH THE IMPLEMENTATION OF OUR PRODUCTS

     We cannot be certain that we can attract or retain a sufficient number of the highly qualified personnel that our professional services business needs. Clients that license our XML software products may engage our professional services business to assist with data conversion, software customization, training, consulting and implementation. Growth in our product sales may therefore depend on our ability to provide our clients with these services and to educate third-party resellers on how to use our products. We expect our professional services revenue to increase in absolute dollars as we continue to provide data conversion, consulting and training services that complement our products and as our installed base of clients grows. We cannot be certain that our professional services business will ever achieve profitability. We generally bill our clients for our services on a "time and materials" basis. However, from time to time we enter into fixed-price contracts for services. We cannot be certain that our fees from these contracts will exceed the costs of providing the services. In addition, competition for qualified services personnel is intense. We are in a new market and there are a limited number of people who have the skills to provide the services that our clients demand.

     WE MAY BE ADVERSELY AFFECTED IF WE LOSE OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL, OR ARE UNABLE TO ATTRACT NEW KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL GENERALLY

     Our success depends largely on the skills, experience and performance of some key members of our management, including Roberto Drassinower, our Chief Executive Officer, and Peter Sharpe, our Chief Scientist. If we lose one or more of these key employees, our business, operating results and cash position may suffer. Also, our future success depends on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face intense competition for qualified personnel, particularly in the areas of engineering, technology, selling and marketing. Many of our competitors have greater resources than we have. We cannot be certain that we will be successful in attracting or retaining qualified personnel in the future.

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

RISKS RELATED TO THE INTERNET INDUSTRY

     OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF THE INTERNET FOR COMMERCE AND XML

     Our future success depends heavily on the Internet and XML technology being speedily accepted and widely used for commerce. Any of the following circumstances could have a materially adverse effect on our business, operating results and financial condition:

     o E-commerce or the use of XML for e-commerce does not continue to grow or grows more slowly than expected.

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

     OUR PERFORMANCE WILL DEPEND ON THE NEW MARKET FOR XML-BASED SOFTWARE PRODUCTS AND E-MARKET INFRASTRUCTURE SOFTWARE SOLUTIONS

     The market for XML-based software products and e-market infrastructure software products is new and rapidly evolving and has softened during the year. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services and may be reluctant to alter those patterns or to provide personal data in connection with purchasing goods over the Internet. Any of these factors could inhibit the growth of online business generally and the market's acceptance of our products and services in particular. This could have a material adverse impact on our ability to generate revenue growth.

     LAWS AND REGULATIONS COULD EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF E-COMMERCE

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any new legislation or restrictions arising from current or future government investigations or policy could hinder the growth in use of the
Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. The governments of other states or foreign countries might attempt to regulate Internet communications, commerce and advertising or levy sales or other taxes relating to these activities. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. Governmental bodies have not yet determined in many instances whether and how existing laws such as those governing intellectual property, privacy, libel, taxation and antitrust apply to the Internet and e-commerce. For example, the U.S. Federal Trade Commission is currently examining whether B2B e-commerce exchanges may create opportunities for collusion and price-fixing that violate antitrust laws. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, revenue growth and cash position could be materially adversely affected by the adoption, modification or enforcement of laws or regulations relating to the Internet and e-commerce.

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

     WE HAVE BECOME SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S PENNY STOCK RULES

     We have become subject to the SEC's penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in that security is provided by the exchange system). Unless exempt, the penny stock rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, the rules require that broker-dealers send monthly statements disclosing recent price information for each penny stock held in the account and information on the limited market in penny stocks. Because of the burden placed on broker-dealers to comply with the penny stock rules, stockholders may have difficulty selling our common stock in the open market as our market price has dropped below $5.00 per share.

ITEM  2.          DESCRIPTION OF PROPERTY
                  -----------------------

     We maintain our principal executive offices at 161 Eglinton Avenue East, Suite 400, Toronto, Ontario, M4P 1J5, Canada, which consists of 8,541 square feet of office space under a lease expiring March 31, 2003. Our research and development group is primarily located in a 10,697 square foot facility located in Vancouver, Canada under a lease expiring August 30, 2002. Our professional services group is located in a 2,300 square foot facility located in Petaluma, California under a lease expiring July 1, 2003. We also lease 3,000 square feet of office space for our European headquarters in London, England, under a lease expiring May 24, 2005 which contains an early termination clause on May 24, 2003. We also lease less than 1,000 square feet of office space for several executives in Seattle, Washington under a month-to-month lease.

ITEM  3.          LEGAL PROCEEDINGS
                  -----------------

     We are not a party to any current or pending material legal proceedings.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of the securities holders during the fourth quarter of the fiscal year ended September 30, 2001.

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

                                                         High         Low

          Quarter ended March 31, 2000(1)               $36.63       $0.125

          Quarter ended June 30, 2000                   $25.00       $11.75

          Quarter ended September 30, 2000              $13.50       $ 6.94

          Quarter ended December 31, 2000               $ 8.19       $ 1.94

          Quarter ended March 31, 2001                  $ 3.08       $ 1.81

          Quarter ended June 30, 2001                   $ 2.35       $ 1.00

          Quarter ended September 30, 2001              $ 1.38       $ 0.78

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

     The number of shares of common stock deemed to be beneficially owned includes 9,229,658 shares reserved for exchange of exchangeable shares, conversion of preferred stock and the exercise of warrants. The number of stockholders of record of our common stock as of September 28, 2001 was 64, and we believe there are more than 1,000 beneficial owners of such stock.

     We have never paid any dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations and capital requirements, and such other factors as our board of directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     SALES BY SOFTQUAD CANADA

     The following sales of unregistered securities were made by SoftQuad Canada, an Ontario (Canada) corporation between April 1999 and February 1999.

     On April 9, 1999, SoftQuad Canada issued 351,850 common share purchase warrants with an exercise price of $0.47 per share to NewKidCo as partial consideration for the cancellation of 703,705 shares of common stock held by NewKidCo's subsidiary. No sales commissions were paid in connection with such transactions. The warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     On that same date, SoftQuad Canada issued 1,947,040 shares of common stock to an institutional investor and 623,055 shares of common stock to James Clark, each at a per share subscription price of approximately $0.43 for aggregate subscription proceeds of $1,105,141. In connection with these issuances,
SoftQuad Canada issued 973,520 common share purchase warrants to the institutional investor, and 311,530 common share purchase warrants to James Clark, each with an exercise price of approximately $0.43, and SoftQuad Canada paid a fee to KBL Capital Partners Inc. for investment advisory services of $41,563 plus 58,410 shares of common stock and 233,645 common share purchase warrants with an exercise price of approximately $0.43. Each investor represented that it was acquiring the stock for the investor's own account and that the investor, by virtue of the investor's net worth and investment experience, was able to evaluate the merits and risks associated with the stock. No sales commissions were paid in connection with such transactions. The stock and warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     On May 14, 1999, SoftQuad Canada issued 228,160 shares of common stock to an institutional investor at a per share subscription price of approximately $0.43, for aggregate gross proceeds of $98,110. In connection with that transaction, SoftQuad Canada issued 114,080 common share purchase warrants to the institutional investor with an exercise price of approximately $0.43, and paid a fee to KBL Capital Partners Inc. of $4,870 plus 6,845 shares of common stock and 18,255 common share purchase warrants with an exercise price of approximately $0.43. In a subscription agreement signed by the investor and provided to SoftQuad, the investor represented that it was acquiring the stock for the investor's own account and that the investor, by virtue of the investor's net worth and investment experience, was able to evaluate the merits and risks associated with the stock. No sales commissions were paid in connection with such transactions. The stock and warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     On July 30, 1999, SoftQuad Canada issued $697,522 of debt to eighteen investors with KBL Capital Funding Inc. as agent. In connection with this transaction, SoftQuad Canada issued 1,025,000 common share purchase warrants to KBL Capital Funding Inc. as agent at an exercise price of approximately $0.43 and paid KBL Capital Partners a placement fee of $67,114 and warrants to purchase 102,500 shares of common stock at an exercise price of $0.43. Each of the investors represented that it was an accredited investor. The warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     On September 30, 1999, James Clark, certain institutional investors, NewKidCo and KBL Capital Funding Inc. as agent for the 18 investors referred to in the immediately preceding paragraph, sold their warrants to SoftQuad Canada in exchange for shares of common stock of SoftQuad Canada on a 1-for-1 basis, with 311,530 shares of common stock issued to James Clark, 1,442,000 shares of common stock issued to the institutional investors, 351,850 shares of common stock issued to NewKidCo and 1,025,000 shares of common stock issued to KBL Capital Funding Inc. as agent. No sales commissions were paid in connection with such transactions.The stock was issued in reliance upon the exemption from registration afforded by Section 3(a)(9) of the Act.

     On December 7, 1999, SoftQuad Canada issued 215,385 shares of common stock to a U.K. company in consideration of services rendered that were valued at $95,807. No sales commissions were paid in connection with such transactions. The stock was issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     On February 25, 2000, in consideration for advisory services rendered, SoftQuad Canada granted to each of Sheldon Inwentash and Michael Mendelson each of whom was a director of KBL Capital Partners, options to purchase 120,000 shares of common stock, and granted to Bo Manor (an officer of KBL Capital Partners) options to purchase 60,000 shares of common stock. Mr. Mendelson and Mr. Manor subsequently forfeited their options. No sales commissions were paid in connection with such transactions. This offering was made in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     SALES BY FINANCECO

     FinanceCo made the following sales of unregistered securities before its merger with ASM:

     On December 16, 1999, FinanceCo issued 736,702 shares of its common stock at a price of $1.3574 per share and 1,473,405 shares of its Class A preferred stock at $1.3574 per share, aggregating $3.0 million, to an institutional investor. In connection with this transaction, the institutional accredited investor received warrants, exercisable on or before December 16, 2002, at a price of $1.3574 per share to purchase an aggregate of 442,022 shares of common stock of FinanceCo. In addition, the agent in respect of this purchase, also an institutional accredited investor, received warrants to purchase 220,011 shares of common stock of FinanceCo on identical terms and received a sales commission of 7% of the offering (for an aggregate of $210,000). In subscription agreements signed by each investor and provided to SoftQuad, each investor represented that it acquired the securities for investment and not with a view towards resale and that it was an accredited investor. The stock and warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     On February 28, 2000, FinanceCo issued 1,722,222 shares of its Class B preferred stock to two institutional investors at a price of $2.90 per share, aggregating $5 million. In connection with this transaction, the institutional investors received warrants, exercisable on or before February 28, 2003, to purchase an aggregate of 694,445 shares of common stock of FinanceCo, with an exercise price of $1.53 per share, and the agent in respect of this purchase, Thomson Kernaghan, also an institutional accredited investor, received warrants to purchase 347,222 shares of common stock of FinanceCo on identical terms and received a sales commission of 7% of the offering (for an aggregate of $350,000). In subscription agreements signed by each investor and provided to SoftQuad, each investor represented that it acquired the securities for investment and not with a view towards resale and that it was an accredited investor. The stock and warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     On February 29, 2000, an institutional accredited investor purchased 1,000,000 special warrants at a price of $2.50 per special warrant. Each special warrant entitled the investor to acquire one share of common stock of FinanceCo for no additional consideration. The investor also received warrants, exercisable on or before February 28, 2003, to purchase 100,000 shares of common stock of FinanceCo, with an exercise price of $2.50 per share and a fee in the amount of 8% of the offering (for an aggregate of $200,000). In subscription agreements signed by the investor and provided to SoftQuad, the investor represented that it acquired the securities for investment and not with a view towards resale and that it was an accredited investor. The stock and warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     ISSUANCES UPON MERGER OF ASM AND FINANCECO

     On March 1, 2000, in connection with the reverse acquisition of ASM by FinanceCo, ASM issued 736,702 shares of common stock, 1,473,405 shares of Class A Convertible Preferred Stock, 1,722,222 shares of Class B Convertible Preferred Stock, warrants to purchase 1,804,701 shares of common stock and special warrants to purchase 1,000,000 shares of common stock to the six institutional stockholders of FinanceCo. The common stock, Preferred Stock, warrants and special warrants were issued in exchange for the securities of FinanceCo having the same title, rights and privileges as the ASM securities. No sales commissions were paid in connection with such transactions. These securities were issued in reliance upon the exemption from registration afforded by 4(2) of the Securities Act.

     SALES AFTER MERGER OF ASM AND FINANCE CO

     To facilitate ASM's redomiciling to Delaware and the change of its name, on March 7, 2000, ASM formed a new Delaware corporation named SoftQuad Software, Ltd. ("SoftQuad"). On April 10, 2000, ASM merged with and into this new subsidiary, upon which the separate corporate existence of ASM terminated, and SoftQuad continued as the surviving entity. All holders of ASM common stock, preferred stock, options or warrants received equivalent stock, options or warrants in SoftQuad. No sales commissions were paid in connection with such transactions. These securities were issued in reliance upon the exemption from registration afforded by 4(2) of the Securities Act.

     On April 5, 2000, ASM, through SoftQuad Acquisition Corp. ("SAC"), acquired all the outstanding securities of SoftQuad Canada by issuing 3,435,670 shares of common stock to two individuals, and by issuing 5,773,605 exchangeable shares of SAC to 9 holders of common stock. ASM also issued 1,856,000 options to purchase ASM common stock to the forty-three holders of options to acquire common stock of SoftQuad Canada. Five of such optionholders were also common stockholders and all the optionholders were employees of SoftQuad Canada. The shares issuable upon exercise of options were subsequently registered under the Act. No sales commissions were paid in connection with such transactions. The stock was issued in reliance upon the exemption from registration afforded by
Section 4(2) of the Act.

     On April 18 and 20, 2000, SoftQuad issued an aggregate of 200,010 shares of common stock for $7.50 per share, special warrants to acquire 1,906,660 shares of common stock for $7.50 per warrant and warrants to purchase 1,053,335 shares of common stock at an exercise price of $12.50 per share to forty-four (44) institutional investors for aggregate gross proceeds of $15,800,025. Thomson Kernaghan, for its services as agent in respect of these private placements, received $1,290,858 plus compensation options exercisable at no cost for warrants to purchase 215,143 shares of common stock with an exercise price of $7.50 per share. Each investor represented that it was an accredited investor. The stock and warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     On June 5, 2000, SoftQuad issued special warrants to acquire 44,760 shares of common stock at a purchase price per special warrant of $7.50, and warrants to purchase 22,380 shares of common stock at an exercise price of $12.50 per share to an institutional investor for gross proceeds of $335,700. The investor represented that it was an accredited investor. No sales commissions were paid in connection with such transactions. The stock and warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     In addition, the agent in respect of the April 18, April 20 and June 5, 2000 private placements received warrants to purchase 215,143 shares of common stock with an exercise price of $7.50 per share, exercisable at any time, on or prior to the second anniversary of the date of effectiveness of the registration statement covering the underlying shares. The agent represented that it was an accredited investor. No sales commissions were paid in connection with such transactions. The stock and warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act. On March 30, 2001, these warrants were returned to the Company for cancellation.

     On May 29, 2000, SoftQuad issued 88,409 shares of common stock to a financial advisor in consideration of advisory services provided pursuant to an advisory services agreement. No sales commissions were paid in connection with such transactions. The stock was issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     On May 29, 2000, SoftQuad issued 39,076 shares of common stock to an attorney in consideration of services rendered valued at $97,691 pursuant to an agreement dated February 29, 2000. No sales commissions were paid in connection with such transactions. The stock was issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     Since October 10, 2000, SoftQuad has issued 2,686,895 shares of common stock to 15 SAC exchangeable stockholders upon exchange of the exchangeable stock to acquire such shares. No consideration was paid by the exchangeable stockholders to SoftQuad with respect to such transactions. No sales commissions were paid in connection with such transactions. The stock was issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     On November 20, 2000, SoftQuad completed our acquisition of Advanced Data Engineering Inc. (ADEi). ADEi merged with SoftQuad Software California Inc. (SoftQuad California), a SoftQuad subsidiary created for acquiring ADEi, and SoftQuad California continued as the surviving entity. We issued 744,133 shares of common stock to the six stockholders of ADEi, and 80,770 vested options to purchase common stock to the six option holders of ADEi. All the option holders of ADEi were employees of ADEi. The shares issuable upon exercise of options were subsequently registered under the Act. The stockholders of ADEi represented that they were acquiring the stock solely for investment purposes and that the stockholders had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their acquisition of our stock. No sales commissions were paid in connection with such transactions. The stock was issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     On March 30, 2001, SoftQuad issued 200,000 shares of common stock (delivered in six equal monthly installments over a six-month period) and warrants to acquire 200,000 shares of common stock at an exercise price of $2.00 per warrant to a financial advisor in consideration of financial advisory services to be provided pursuant to an advisory services agreement dated as of March 30, 2001. No sales commissions were paid in connection with such transactions. The stock was issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     On March 30, 2001, SoftQuad issued 115,000 warrants to purchase shares of common stock as payment for services rendered. No sales commissions were paid in connection with such transactions. The warrants were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act. On July 30, 2001, these were cancelled as part of a legal settlement.

     On June 12, 2001, SoftQuad issued 37,206 shares of common stock to the six former common stockholders of ADEi as required under the Merger Agreement with ADEi, as we did not register the shares issued on acquisition on November 20, 2000 within the prescribed time. No sales commissions were paid in connection with such transactions. The stock was registered in reliance upon the exemption from registration afforded by Section 4(2) of the Act.

     Since August 31, 2001, SoftQuad issued 2,951,420 shares of common stock to 25 holders of special warrants upon exercise of the special warrants to purchase such shares. No consideration was paid by the special warrantholders to SoftQuad with respect to such transaction. No sales commissions were paid in connection with such transactions. The stock was issued in reliance upon the exemption from registration afforded by Section 3(a)(9) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

     You should read the following discussion and analysis together with our financial statements and related notes as at and for the years ended September 30, 2001, 2000 and 1999 contained elsewhere in this annual report on Form 10-KSB. In this report, "we," "us" and "our" refer to the business that is owned and conducted by SoftQuad Software, Ltd. and its subsidiaries. Certain information contained in the following discussion and analysis and elsewhere in this annual report includes forward-looking statements that involve risks and other uncertainties. See "Risk Factors" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward looking statements contained in this annual report.

OVERVIEW

     SoftQuad is a leading developer of software products for the creation and management of content in XML (eXtensible Markup Language). XML is a language for the exchange of data on the World Wide Web that is a rapidly emerging standard for business-to-business ("B2B") e-commerce. Our XMetaL(R) product, launched in May 1999, is an advanced, yet easy-to-use, XML content creation solution that allows authors throughout an organization to create and adapt content for use in e-commerce, knowledge management and e-publishing applications. Our MarketAgility product(TM), launched in September 2000, is an XML-based content delivery solution that gives suppliers more control over the collection, processing and real-time delivery of product information in XML to e-marketplaces and e-procurement systems. While we currently are focusing our efforts towards our XML products, we have derived portions of our revenues from HoTMetaL(R), our HTML-based Web page creation and management tool. In recent quarters, total HoTMetaL revenues worldwide have declined and HoTMetaL has lost market share to competitors. We expect revenues from HoTMetaL to continue to decline.

     We generate our revenues from license fees, maintenance and support agreements and professional services. Professional services include data conversion into XML, application development, training and software installation. We recognize revenues from license agreements on product delivery if an agreement exists with a fixed or determinable fee, no significant performance obligations exist under the agreement, and collection of the related receivable is reasonably assured. Revenue from maintenance and support agreements is initially recorded as deferred revenue and recognized as revenue ratably over the term of the agreement. Professional service revenue is recognized as the work is completed.

     Our cost of revenues includes costs to manufacture, package, and distribute our products and related documentation, royalty payments to third parties, payments to vendors and inventory write-downs, as well as personnel and other expenses related to providing professional services and customer support services.

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our development and product management, selling and marketing (including business development) and professional services groups, and to establish an administrative infrastructure. As a result, we have incurred significant losses since inception. As of
September  30,  2001,  we had an  accumulated  deficit  of  approximately  $25.0 million.

     We believe that our future success depends on XML technology and our XMetaL and MarketAgility products. We have currently stabilized our operating expenses and expect to continue to incur operating losses for at least the next several quarters.

     Results of Operations

     The following table sets forth the results of operations for the Company expressed as a percentage of total revenues for the years ended September 30, 2001, 2000 and 1999. The Company's historical operating results are not necessarily indicative of the results for any future period. This information should be read in conjunction with the consolidated financial statements and related notes thereto included in this report.


                                             Year ended              Year ended              Year ended
                                         September 30, 2001      September 30, 2000      September 30, 1999
Revenue
         Licenses                                  66%                    99%                   100%

         Services                                  34%                     1%                     -
                                                  ---                    ---                    ---
                                                  100%                   100%                   100%
Cost of Revenue

         Licenses                                   6%                    12%                    17%

         Services                                  44%                     8%                     2%
                                                  ---                    ---                    ---
                                                   50%                    80%                    81%
Expenses

         Selling and marketing                    111%                   122%                    62%

         Research and development                  37%                    46%                    32%

         General and administrative               116%                    72%                    30%

         Amortization                              30%                     6%                     4%
                                                  ---                    ---                    ---
                                                  294%                   246%                   128%
                                                  ---                    ---                    ---
Loss from operations                             (244%)                 (166%)                  (47%)
                                                  ---                    ---                    ---
Other (income) expenses                            26%                   (10%)                    2%
                                                  ---                    ---                    ---
Net loss before value of share
capital issued on acquisition of
warrants                                         (270%)                 (156%)                  (49%)

Value of share capital issued on
acquisition of warrants                             -                      -                     43%
                                                  ---                    ---                    ---
Net loss                                         (270%)                 (156%)                  (92%)


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

     We plan to maintain our operating expenses at their current levels. If revenues do not continue to increase, our business operating results or financial condition could be materially adversely affected and net losses in a given quarter could be even greater than expected.

     RESULTS OF OPERATIONS  FOR THE TWELVE  MONTHS ENDED  SEPTEMBER 30, 2001 AND
     2000

     Revenue

     Total revenue increased from $4.3 million in the twelve months ended September 30, 2000 to $5.6 million in the twelve months ended September 30, 2001, representing a 32% increase in revenue. SoftQuad's year-over-year revenue increase is attributable to: i) an increase in XMetaL license revenue of $821 thousand; and, ii) an increase in revenue of $1.9 million from the Company's professional services group due primarily to its acquisition of ADEi (now SQ California) on November 20, 2000. This increase was offset by a $1.4 million decrease in the Company's HoTMetaL license revenue. The decrease in HoTMetaL license revenues was primarily attributable to SoftQuad's increased focus on the development, selling and marketing of XMetaL, and to a limited extent due to HTML losing market share to other HTML competitors and as XML technology gains greater market acceptance. For the twelve months ended September 30, 2001, the share of revenue generated from XMetaL, HoTMetaL and professional services was 56%, 10% and 34% respectively, compared with 55%, 44% and 1% respectively for the twelve months ended September 30, 2000. We expect HoTMetaL's license revenue, both in absolute dollars and its proportionate share of total revenue, to continue to decline over the next several quarters.

     SoftQuad categorizes its geographic information into two major market regions: North America and Europe. In the twelve months ended September 30, 2001, the share of revenue generated from North America and Europe was 73% and 27% respectively, compared with 61% and 39% respectively, for the twelve months ended September 30, 2000. Higher proportionate revenue for North America in the twelve months ended September 30, 2001, relative to the prior year, resulted from large, one-time XMetaL license sales and high levels of professional services revenue from North American customers.

     Cost of Revenue

     Cost of revenue increased from $867 thousand for the twelve months ended September 30, 2000 to $2.8 million for the twelve months ended September 30, 2001, representing an increase of 227%. This increase is attributable to increased costs of $2.1 million associated with professional services and customer support services, as these groups grew during the period primarily due to SoftQuad's acquisition of SQ California on November 20, 2000. For the year ended September 30, 2001, costs associated with SoftQuad's professional services group was greater than the revenue this group generated due to money spent attracting new customers and understanding SoftQuad's technology, as well as higher personnel costs associated with signing bonuses paid to all former ADEi employees as a result of the acquisition. We do not expect this trend to continue into fiscal 2002. This increase in cost of revenue was offset by a $174 thousand decrease in our cost of licenses due to the continued shift in our product mix away from HoTMetaL to XMetaL, as multiple copies of XMetaL are more frequently shipped on one master disk which reduces our production and distribution costs as a percentage of revenue. We expect our cost of revenue to stabilize in our professional services and customer support services groups, as we have no immediate hiring plans.

     Research and Development

     Research and development expenses increased from $2.0 million in the twelve months ended September 30, 2000 to $2.1 million for the year ended September 30, 2001, representing an increase of 7%. The slight increase is primarily attributable to an increase in personnel costs related to increased development salaries of approximately 5% and increased headcount during the period which was necessary to undertake the ongoing development of SoftQuad's XMetaL product with Unicode, research and development on XMetaL 3.0, and research and development activities undertaken for the release of the Company's MarketAgility Enterprise and MarketAgility Express products. This increase was offset by a weakening of the Canadian dollar during the year in relation to the U.S. dollar, as all development activity is undertaken in Canada. SoftQuad believes that its current level of investment in research and development is at the appropriate level to attain its strategic objectives and, as a result, the Company expects that research and development expenses will stabilize in future periods. To date, all software development costs have been expensed in the period incurred.

     Selling and Marketing

     Selling and marketing expenses increased from $5.2 million for the year ended September 30, 2000 to $6.3 million for the twelve months ended September 30, 2001, representing an increase of 20%. The increase is primarily attributable to: i) an increase in personnel costs of $184 thousand related to the amortization of stock-based compensation; ii) increased marketing program expenditures, such as attendance at industry trade shows, advertising, and partner events associated with the launch of MarketAgility Enterprise in September 2000, the launch of MarketAgility Express in February 2001, and the launch of XMetaL 2.1 with Unicode in April 2001; and, iii) increased spending on investor relations activities such as hiring a Director of Investor Relations, obtaining independent equity research analysis, programs to attract both institutional and retail investors, press and analyst briefings, preparation and distribution of investor kits, and senior management attendance at various investor conferences. SoftQuad expects its selling and marketing spending to continue to decrease over the next several quarters as the benefits of headcount reductions in sales personnel are realized, discretionary marketing expenses are maintained at reduced levels as the Company continues to focus its marketing expenditures in specific areas, and as SoftQuad has significantly reduced the scale of its investor relations program.

     General and Administrative

     General and administrative expenses increased from $3.1 million in the twelve months ended September 30, 2000 to $6.5 million for the twelve months ended September 30, 2001, representing an increase of 111%. The increase is attributable to: i) increased personnel related costs and increased headcount;
ii) increased costs of legal,  accounting and other professional services;  and,
iii) increased facility expenses necessary to support SoftQuad's expanding operations. SoftQuad believes it has developed an appropriate level of infrastructure and thus expects that general and administrative spending will stabilize over the next several quarters.

     Amortization

     Amortization increased from $262 thousand in the twelve months ended September 30, 2000, to $1.7 million for the twelve months ended September 30, 2001. The increase is primarily attributable to SoftQuad's acquisition of SQ California (our acquisition of ADEi) in November 2000.

     Other Expenses

     Other expenses increased to $1.9 million for the year ended September 30, 2001 from $421 thousand for the year ended September 30, 2000. The large increase in other expenses is due to costs associated with legal and other activities associated with the merger with Corel, including fees paid to our financial advisors, and the costs of a legal settlement during the third quarter of fiscal 2001. No similar expenses were incurred during fiscal 2000.

     Net Loss

     SoftQuad's net loss increased from $6.7 million or $0.60 per share, for the twelve months ended September 30, 2000, to $15.2 million or $1.09 per share for the year ended September 30, 2001. This increased net loss is a result of a lower level of gross profit earned in the twelve months ended September 30, 2001 due to higher costs related to SoftQuad's professional services group as a result of the growth of this group due to the acquisition of SQ California in November 2000. SoftQuad's loss also increased during this period due to higher operating expenses in all departments as a result of increased headcount and personnel related expenses, increased development activities, increased sales and marketing activities and increased corporate activities. Other expenses also increased significantly for the same period. SoftQuad expects to incur net losses for at least the next several quarters, however, at a reduced rate due to its belief that expenses in all departments have stabilized and expenses in some areas may decrease as the benefits of various cost cutting programs implemented during the period are realized.

     Results of Operations for the Years Ended September 30, 2000 and 1999

     Revenue

     Total revenue increased from $3.3 million for the year ended September 30, 1999 to $4.3 million for the year ended September 30, 2000 representing a 30% increase in revenue. This increase is attributable to an increase in license, support and maintenance fee revenues associated with XMetaL as XML technology started to gain market acceptance coupled with a significant decrease in HoTMetaL product license revenues for the year ended September 30, 2000 as marketing activity on HoTMetaL was reduced. XMetaL revenues increased from $356 thousand for the year ended September 30, 1999 to $2.4 million for the year ended September 30, 2000, representing a 574% increase. For the year ended September 30, 2000, revenue generated from XMetaL and HoTMetaL was 57% and 43% respectively, compared with 10% and 90% respectively for the year ended September 30, 1999.

     SoftQuad also offers customers maintenance and support contracts for which technical support and updates are provided over the life of the contract (usually one year). Given this strategy, ratable revenue recognition is required for maintenance fees earned under these contracts. The increase in deferred revenue in 2000 is consistent with the increase in license sales.

     We categorize our  geographic  information  into two major market  regions:
North America and Europe (including the UK). For the year ended September 30, 2000, revenue generated from North America and Europe was divided 61% and 39%, respectively, compared with 63% and 37% for the year ended September 30, 1999.

     Cost of Revenues

     Cost of revenues increased from $636 thousand for the year ended September 30, 1999 to $866 thousand for the year ended September 30, 2000, representing an increase of 36%. The increase is primarily due to higher costs associated with increasing headcount and building infrastructure in the professional services and customer support services groups. Cost of licenses decreased slightly during the period due to the change in our product mix from HoTMetaL to XMetaL as multiple copies of XMetaL are more frequently shipped on one master disk which reduces both production and distribution costs as a percentage of revenue.

     Research and Development

     Research and development expenses increased from $1.1 million for the year ended September 30, 1999 to $2.0 million for the year ended September 30, 2000, representing an increase of 82%. The increase is primarily attributable to an increase in personnel related costs largely related to the development of XMetaL 2.0 launched June

2000 and MarketAgility Enterprise 1.0 and MarketAgility 1.0 launched September 2000. For the year ended September 30, 2000, we increased our headcount by 18.

     Selling and Marketing

     Selling and marketing expenses increased from $2.1 million for the year ended September 30, 1999 to $5.2 million for the year ended September 30, 2000, representing an increase of 148%. The increase is primarily attributable to an increase in selling and marketing personnel and increased marketing program expenditures associated with and the launch of XMetaL 2.0 in June 2000 and MarketAgility Enterprise 1.0 and MarketAgility Express1.0 in September 2000. During the year ended September 30, 2000, we increased our headcount by 25 as a result of expanding both the sales and marketing teams in addition to building new business development and product management teams within the sales organization. The increase for the year ended September 30, 2000 was also attributed to increased travel related expenses resulting from increased selling, business development and marketing activities.

     General and Administrative

     General and administrative expenses increased from $1.1 million for the year ended September 30, 1999 to $3. 1 million for the year ended September 30, 2000, representing an increase of 209%. The increase is primarily attributable to increased personnel related costs, increased costs of investor relations, legal and other professional services, increased facility expenses in Toronto and London and increased costs incurred to build our administrative infrastructure. Such expenditures are necessary to support our expanding operations. For the year ended September 30, 2000, we increased our headcount by 12.

     Other (Income) Expense

     Other income increased to $421 thousand for the year ended September 30, 2000 from a net expense of $68 thousand for the year ended September 30, 1999. The increase is due to the high level of interest income generated on short-term investments held as a result of the equity transactions completed during fiscal 2000 along with a decline in interest expense due to the repayment of the note payable in June 2000.

     Net Loss

     Our net loss increased from $1.6 million or $0.37 per share for the year ended September 30, 1999 to $6.7 million or $0.60 per share for the year ended September 30, 2000, reflecting that our higher gross profit earned in the year ended September 30, 2000 was offset by higher operating expenses for the same period.

     Liquidity and Capital Resources

     Since inception, SoftQuad has funded its operations and met its capital expenditure requirements through the private sale of equity and debt securities. To date, from December 1999, SoftQuad has raised approximately $22.6 million in net proceeds from equity financings in order to expand its selling, marketing and product development efforts and build its administrative infrastructure.

     For the twelve months ended September 30, 2001 and 2000, net cash used in operating activities was $13.5 million and $4.9 million respectively. For the years ended September 30, 2001 and 2000, the increase in cash used for operating activities was primarily due to a net loss of $15.2 million and $6.7 million respectively, partially offset by the amortization of goodwill and capital assets and changes in operating working capital.

     Net cash used in investing activities was $351 thousand and $1.0 million for the twelve-month periods ended September 30, 2001 and 2000, respectively. Cash used in investing activities for the twelve months ended September 30, 2001 related to the purchase of ADEi and the purchase of capital assets, mainly computer hardware and software. At September 30, 2001, SoftQuad did not have any material commitments for capital expenditures.

     Net cash used by financing activities was $14 thousand and provided by financing activities $21.6 million for the twelve months ended September 30, 2001 and 2000, respectively. For the twelve months ended September 30,

2001, net cash used by financing activities represented proceeds from shares issued upon exercise of options under the ESOP offset by decreases in share issuance costs.

     At September 30, 2001, SoftQuad had $2.3 million in cash and cash equivalents and working capital of $1.5 million. This compares to $16.3 million in cash and cash equivalents and working capital of $14.9 million as of September 30, 2000.

     SoftQuad does not have a line of credit for general operating expenses. The Company does have equipment lines of credit from vendors for certain equipment, and no amounts have been committed under these vendor lines to date. At September 30, 2001, SoftQuad had no notes or loans payable outstanding.

     SoftQuad believes that it does not have sufficient cash and cash equivalents to meet its working capital requirements through the first calendar quarter of 2002, as its revenue projections continue to decrease due to recent economic conditions, and the Company expects certain portions of its expenses to increase due to costs associated with negotiating and completing the proposed merger with Corel. These matters raise considerable doubt about SoftQuad's ability to continue as a going concern if its merger with Corel is not consummated. SoftQuad believes that entering into the strategic merger with Corel, in light of the increasingly difficult environment for raising capital in the public and private markets, is the only alternative currently available to the Company. If the merger close is delayed, or the merger fails to close, additional funds will be required to support our working capital requirements or for other purposes.

     Under the merger agreement, SoftQuad is entitled to effect additional financing through the issuance of equity or debt, provided that (i) it has not exceeded its operating budget by more than 10%of the amount set forth in the disclosure letter to the merger agreement at the time it is seeking financing, and (ii) Corel has a right of first refusal over any financing requirements. There can be no assurance that additional financing will be available at all, or if available on terms favorable to us, or that any additional financing will not be dilutive.

     Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement which, for the Company, will be October 1, 2001; however, for any acquisitions completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized. The adoption of SFAS 141 will not have an impact on the Company as it has applied the purchase method to all previous business combinations. The Company is still evaluating the impact of the adoption of SFAS 142 and has not yet determined the effect of its adoption on the business, results of operations or financial condition of the Company.

     The Financial Accounting Standards Board approved for issuance SFAS 143 "Accounting for Asset Retirement Obligations" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company has determined that the adoption of these standards will not have an impact on the Company.

ITEM 7. FINANCIAL STATEMENTS
        --------------------

     Our financial statements, including the auditors' report and notes to the financial statements, appear on pages F-1 to F-31, which follow immediately after the signature page on page 47. Pages F-1 to F-31 are incorporated herein by reference.

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE
        ------------------------------------------------------------------------

     None

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------------------------------------------

     The following table sets out certain information regarding the directors, executive officers and key employees of SoftQuad Software, Ltd. as of November 30, 2001.

                 NAME            AGE                         POSITION
                 ----            ---                         --------
Roberto Drassinower               37       Chief Executive Officer and Director
David R. Lewis                    56       Chief Financial Officer, Secretary
                                             and Treasurer
Bruce Sharpe                      47       Chief Technology Officer
Peter Sharpe                      49       Chief Scientist
Nick Mongston                     40       Managing Director, SoftQuad Limited
Laura Wallace                     40       Vice President and General Manager
                                              North America
Joan Dea                          38       Director
Brock Armstrong                   54       Director
Lawrence Goldberg                 46       Director

     ROBERTO DRASSINOWER has served as the President and Chief Executive Officer of SoftQuad Canada since its inception in October 1998. He was appointed to the same positions with SoftQuad Software, Ltd. and elected as a director of SoftQuad Software, Ltd., on its inception in April 2000. He began his career with SoftQuad in January 1996, when it was part of SoftQuad International Inc. Over the last three years, Mr. Drassinower has been instrumental in refocusing our business on our XML products. From January 1995 to December 1995, Mr. Drassinower served as President of Carolian Systems, a UNIX network management company. While with Carolian Systems, Mr. Drassinower was responsible for research and development, technical support and developing a successful corporate sales team serving customers such as Compaq, Pepsi and 3M. Mr. Drassinower has worked in the software industry since 1985 and has over seven years experience managing technology businesses. In addition, Mr. Drassinower has over five years experience as a software engineer and systems designer.

     DAVID R. LEWIS has nearly 30 years of business experience including more than 15 years in the high-tech industry with specific software and Internet experience in the B2C and B2B global marketplaces. Since 1992, he has been CFO to a number of publicly listed companies, accumulating strong global experience in the software and B2C/B2B marketplaces. Prior to joining SoftQuad, from July 1999 to October 2000 he was CFO, Corporate Secretary, and Treasurer for SUMmedia.com Inc., a publicly traded (OTC Bulletin Board: ISUM), global, internet media and marketing company in the content management applications and solution sectors. From March 1999 to July 1999, Mr. Lewis was Chief Financial Officer of Alya International, Inc. (OTCBB: ALYA), a publicly listed software company engaged in the electronic security industry. From March 1998 to December 1999, Mr. Lewis was Chief Financial Officer, Corporate Secretary, and Director of Net Nanny Software International Inc. (CDNX. NNS; OTCBB:NNSWF), a publicly listed software company involved in the personal computer e-commerce business. From September 1996 to February 1998, Mr. Lewis was Chief Financial Officer, Director and Corporate Secretary for Big Server Software Inc., a software company which developed enterprise-wide business databases. From July 1994 to February 1996, Mr. Lewis was Chief Financial Officer of Weir Jones Automotive Inc., a developer of patented automotive security devices. Mr. Lewis is a Chartered Accountant and holds a Bachelor of Engineering from Dalhousie University.

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

     NICK MONGSTON has served as Managing Director of SoftQuad Limited (SoftQuad's UK subsidiary) since December 1999. From 1996 to 1999, Mr. Mongston served as UK sales and marketing manager and from 1991 to 1996 served as Dealer Account Manager for Bayer Corporation (AGEA Division) in London, England. During this time, Mr. Mongston was responsible for functional and strategic management of the sales and marketing function.

     LAURA  WALLACE  joined  SoftQuad  in June  2000  as  Director  of  Business
Development and was subsequently promoted to Vice President, Business Development. Since August 2001, she has served as Vice President and General Manager, North America. From February 1996 through May 2001, Ms. Wallace was with Lotus Development Corp., a provider of knowledge management, e-business, desktop, and collaborative software, and professional services, where she held increasingly senior roles, most recently as Regional Director for Lotus' Western Region. Ms. Wallace has over eighteen years of industry experience, including ten years at IBM in product development, sales and sales management.. Ms Wallace is a graduate of Vassar College with a Bachelor of Arts degree in Mathematics and Computer Science.

     JOAN DEA has been a director of SoftQuad since June 2000. Ms. Dea is currently a Vice President and an officer of The Boston Consulting Group
("BCG"). Ms. Dea became an officer of BCG in 1994 after its merger with The Canada Consulting Group. She had been with Canada Consulting since 1989 and was a manager at the time of the merger. At BCG, Ms. Dea has co-led the development of BCG's global e-ventures business, which incubates and builds e-commerce businesses. Some of the e-commerce ventures Ms. Dea has been instrumental in building include a comprehensive consumer electronics navigation and retail site, a licensing marketplace for pharmaceutical companies and a B2B exchange. Ms. Dea also has extensive international consulting experience assisting corporations improve their competitiveness and performance. From 1995 to 1999, Ms. Dea built and led BCG's Canadian financial services practice. Ms. Dea holds a B.A. in Economics and Political Science from Yale University and an MSc Economics (International Relations) from the London School of Economics.

     LAWRENCE GOLDBERG has been a director of SoftQuad since November 2000. Mr. Goldberg has been the Executive Vice President and Chief Financial Officer of Pinetree Capital Corp since February 2000. From September 1996 to January 2000, Mr. Goldberg was Chief Financial Officer of KL Group Inc., a company selling Java related development tools and components. From February 1995 to June 1996, he was Senior Vice President of Newstar Technologies Inc., which developed and sold application software directed at the commercial/residential property management industry. Mr. Goldberg, a Chartered Accountant, brings with him over 20 years of experience in the software industry. In addition to his responsibilities at Pinetree, Mr. Goldberg sits on the Boards of many of Pinetree's investee companies, acting as an advisor to management of those companies.

     BROCK ARMSTRONG has been a director of SoftQuad since November 2000. Mr. Armstrong has been President and Chief Executive Officer of DC DiagnostiCare Inc since January 2000. From October 1998 to December 1999, Mr. Armstrong was President of ING Equitable Life and Chief Executive Officer - Annuities of ING US Retail Financial Services, both US subsidiaries of ING Group, a global financial services company. From April 1997 to October 1998 Mr. Armstrong was Senior Vice President of The Prudential Insurance Company of America, one of the largest life insurance companies in the United States. From August 1994 to April 1997 Mr. Armstrong was Executive Vice President of London Insurance Group, a Canadian financial services company with operations in Canada, the United States and Asia. Mr. Armstrong is a Chartered Accountant and holds an Honours Bachelor of Business Administration degree from the University of Western Ontario.

BOARD OF DIRECTORS

     There currently are four directors of SoftQuad Software, Ltd. Directors hold office until the next annual meeting of stockholders or until their successors are elected or appointed. Executive officers are appointed by and serve at the discretion of the board of directors.

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

     The board of directors also has a compensation committee consisting of Joan Dea and Roberto Drassinower. The compensation committee makes recommendations regarding compensation and benefits, including stock options, given to our employees.

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

     Based solely upon a review of copies of such forms received by the Company, the Company believes that its Reporting Persons have compiled with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended September 30, 2001, except that Laura Wallace, Vice President and General Manager North America of the Company, filed a late Form 3.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

EXECUTIVE COMPENSATION

     The following table sets forth for 2001, 2000 and 1999 information concerning total compensation paid to our chief executive officer and the 5 other most highly paid executive officers who received in excess of $100,000 for services rendered during the fiscal year ended September 30,2001, in all capacities to SoftQuad (the "Named Executive Officers"). In accordance with the rules of the SEC, the compensation described in this table does not include perquisites and other personal benefits totaling less than 10% of the total salary and bonus reported. The columns for "Other Annual Compensation" and "All Other Compensation" have been omitted because there is no such compensation required to be reported.


                                                Annual Compensation                                    Long-Term
                                                                                                     Compensation
Name and Position                                Year         Salary     Bonus        Other             Awards
                                                                                                  Number of Securities
                                                                                                   Underlying Options
Roberto Drassinower - Chief Executive Officer   2001         $200,000   $60,000           -                  -
                                                2000         $102,092   $77,050    $120,000(1)         400,000
                                                1999          $80,000   $27,000           -            550,010
Andrew Muroff - President (2)                   2001         $150,000         -           -                  -
David Lewis - Chief Financial Officer           2001         $132,500   $45,000           -            100,000
Bruce Sharpe - Chief Technology Officer         2001         $130,000   $39,000           -                  -
                                                2000          $80,400   $30,150           -             50,000
                                                1999          $66,000         -           -            333,000
Peter Sharpe - Chief Scientist                  2001         $130,000   $39,000           -                  -
                                                2000          $80,400   $30,150           -             50,000
                                                1999          $66,000         -           -            333,000
Laura Wallace - Vice President and General
   ManagerNorth America                         2001         $130,000   $70,000           -                  -
                                                2000          $43,333   $23,333           -             40,000

     (1) Represents housing loan
     (2)  Mr. Muroff's employment with SoftQuad terminated on August 31, 2001

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth each grant of stock options during the fiscal year ended September 30, 2001 to the Named Executive Officers. The percentage of total options set forth below is based on an aggregate of 743,070 options granted to employees during the fiscal year ended September 30, 2001. The exercise price was equal to the market value on the date of grant as determined by our Board of Directors.

                                Individual Grants

                                           Percent of
                                              Total
                             Number of       Options
                             Securities    Granted to
                             Underlying     Employees  Exercise
                              Options       in Fiscal    Price       Expiration
                              Granted         2001     ($/Share)       Date

David Lewis                 100,000              13%     $5.75       11/01/2011

OPTION VALUES

     The following table sets forth the number and value of securities underlying unexercised options that are held by the Named Executive Officers as of September 30, 2001. No officer exercised any options during the fiscal year ended September 30, 2001. The value of unexercised in-the-money options is based on the fair market value of our common stock on September 28, 2001 of $0.95, as quoted on the OTC Bulletin Board, minus the actual exercise price.


                                                       Number of Securities               Value of Unexercised
                                                      Underlying Unexercised            In-the-Money Options at
                                                  Options at September 30, 2001          September 30, 2001 ($)
                                                  -----------------------------          ----------------------
                                                   Exercisable     Unexercisable       Exercisable      Unexercisable
Roberto Drassinower                                    578,343         371,667          $421,400            $99,700
David Lewis                                                  -         100,000                $-                 $0
Bruce Sharpe                                           279,997         103,333          $249,500            $66,500
Peter Sharpe                                           279,997         103,333          $249,500            $66,500
Laura Wallace                                           13,333          26,667                $-                 $0


     Directors Compensation

     On June 4, 2001, the Compensation Committee recommended and the board of directors approved (retroactive to October 1, 2000) providing cash compensation to the non-executive directors in the amount of $750 per meeting attended. The non-executive members of the Audit and Compensation Committees also receive per meeting compensation in the amounts of $525 and $600 respectively. In addition, members are reimbursed for actual and reasonable out of pocket expenses in connection with attendance at board of directors and committee meetings. Directors are eligible to participate in our 2000 Stock Option Plan and may receive options at the discretion of the board of directors. For a description of this plan, please see "Employee Benefit Plans.". On December 13, 2000, in consideration for their agreement to serve as directors, we granted to each of Lawrence Goldberg and Brock Armstrong options to purchase 80,000 shares of common stock, at an exercise price of $3.25 per share. All of these options become exercisable as to one-third of the underlying shares on each of the yearly anniversaries of the date of grant. They expire ten years from the date of grant.

     Employment Agreements

     We have an employment agreement with our Chairman and Chief Executive Officer, Roberto Drassinower, that commenced on October 1, 2000 and will continue indefinitely until the first to occur of the death or disability of Mr. Drassinower, the termination of the agreement by us or the termination of the agreement by Mr. Drassinower. Mr. Drassinower's base annual salary is US $200,000, subject to increase by the board of directors. In addition, if certain performance goals established by the Compensation Committee are met, Mr. Drassinower may receive an amount equaling up to 30% of his annual base salary as an annual bonus. The agreement contains customary non-disclosure and non-compete provisions. Pursuant to the agreement, SoftQuad provided relocation assistance to Mr. Drassinower that included, among other things, an interest free $120,000 loan for the purchase of a home. The employment agreement also provides for certain benefits including an automobile allowance and termination benefits of up to two year's salary and bonus and the immediate vesting of all unvested options upon termination of the agreement under certain circumstances.

     We have an employment agreement with our Chief Financial Officer, David R. Lewis, that commenced on February 1, 2001 and will continue indefinitely until the death or disability of Mr. Lewis, the termination of the agreement by us or the termination of the agreement by Mr. Lewis. Mr. Lewis' base annual salary is $150,000, subject to increase by Mr. Lewis' superior and ratification of the increase by the board of directors. In addition, if certain performance goals established by the Compensation Committee are met, Mr. Lewis may receive an amount equaling up to 30% of his annual base salary as an annual bonus. In addition, pursuant to the agreement, Mr. Lewis was granted options to purchase 100,000 shares of common stock at $5.75 per share. The agreement contains customary non-disclosure and non-compete provisions. The employment agreement also provides for termination benefits of up to one year's salary, prorated earned annual bonus and the immediate vesting of all unvested options upon termination of the agreement under certain circumstances. Upon a change of control of SoftQuad, all Mr. Lewis' unvested options shall immediately vest and become exercisable.

     We have an employment agreement with our Chief Technology Officer, Bruce Sharpe, that commenced on November 1, 2000 and will continue indefinitely until the death or disability of Mr. Sharpe, the termination of the agreement by us or the termination of the agreement by Mr. Sharpe. Mr. Sharpe's base annual salary is US $130,000, subject to increase by Mr. Sharpe's superior and ratification of the increase by the board of directors. In addition, if certain performance goals established by the Compensation Committee are met, Mr. Sharpe may receive an amount equaling up to 30% of his annual base salary as an annual bonus. The agreement contains customary non-disclosure and non-compete provisions. The employment agreement also provides for termination benefits of up to one year's salary, prorated earned annual bonus and the immediate vesting of all unvested options upon termination of the agreement under certain circumstances. Upon a change of control of SoftQuad, all Mr. Sharpe's unvested options shall immediately vest and become exercisable.

     We have an employment agreement with our Chief Scientist, Peter Sharpe, that commenced on November 1, 2000 and will continue indefinitely until the death or disability of Mr. Sharpe, the termination of the agreement by us or the termination of the agreement by Mr. Sharpe. Mr. Sharpe's base annual salary is US $130,000, subject to increase by Mr. Sharpe's superior and ratification of the increase by the board of directors. In addition, if certain performance goals established by the Compensation Committee are met, Mr. Sharpe may receive an amount equaling up to 30% of his annual base salary as an annual bonus. The agreement contains customary non-disclosure and non-compete provisions. The employment agreement also provides for termination benefits of up to one year's salary, prorated earned annual bonus and the immediate vesting of all unvested options upon termination of the agreement under certain circumstances. Upon a change of control of SoftQuad, all Mr. Sharpe's unvested options shall immediately vest and become exercisable.

     We have an employment agreement with our Vice President and General Manager, North America, Laura Wallace, that commenced on June 5, 2000 and will continue indefinitely until the death or disability of Ms. Wallace, the termination of the agreement by us or the termination of the agreement by Ms. Wallace. Ms. Wallace's base annual salary is $130,000 , subject to increase by Ms. Wallace's superior and ratification of the increase by the board of directors. In addition, if certain performance goals established by the Compensation Committee are met, Ms.

Wallace may receive an amount equaling up to $70,000 as an annual bonus. Pursuant to the agreement, Ms. Wallace was granted options to purchase 40,000 shares of common stock at $7.50 per share. The agreement contains customary non-disclosure and non-compete provisions. The employment agreement also provides for termination benefits of up to one year's salary, prorated earned annual bonus and the immediate vesting of all unvested options upon termination of the agreement under certain circumstances. Upon a change of control of SoftQuad, all Ms. Wallace's unvested options shall immediately vest and become exercisable.

     Compensatory Arrangements

     SoftQuad was a party to an employment agreement with its former President, Andrew Muroff, which expired on August 31, 2001, and has not been further renewed. Under the terms of that agreement within 45 days of the date of termination of the employment contract he will receive, at SoftQuad's option, either $50,000 or 20,000 shares of the common stock of SoftQuad. If a change of control is consummated within six months after termination or expiration of the agreement and Mr. Muroff contributed to the consummation of such transaction, he will receive 130,000 shares of the common stock of SoftQuad, less any amounts previously paid.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table sets out information known to us regarding the beneficial ownership of our common stock as of November 30, 2001 by:

     o each person known to us to be the beneficial owner of more than 5% of our common stock;

     o    each of our directors and Named Executive Officers; and

     o    all of our directors and executive officers as a group.

     The number of shares of common stock deemed to be beneficially owned by the respective person or entity in the table below and in "Selling Stockholders" includes shares issuable upon the exchange of exchangeable shares of SAC, conversion of preferred stock, and the exercise of options and warrants held by the respective person or entity that may be exchanged, converted or exercised within 60 days after November 30, 2001. For purposes of calculating each person's or entity's percentage ownership, the number of outstanding shares includes the 13,837,448 shares of common stock and 3,086,710 exchangeable shares of SAC (which have voting and economic rights functionally equivalent to, and are exchangeable on a one-for-one basis with, shares of common stock) outstanding on November 30, 2001, plus shares issuable upon the conversion or exercise of that person's or entity's preferred stock, options and warrants that are convertible or exercisable within 60 days after November 30, 2001. Except as indicated in the footnotes below, to our knowledge, the persons named in this table have sole voting and investment power with respect to the shares beneficially owned by them. Footnotes to the table describe whether any of the shares beneficially owned are issuable upon the exchange of exchangeable shares of SAC or the conversion of preferred stock or the exercise of warrants.

     The address of each person known by us to be the beneficial owner of more than 5% of our common stock is included in the footnotes.


                                                                 Amount and Nature of
Name and Address                                                 Beneficial Ownership    Percent of Class
---------------------------------------------------------------------------------------------------------

Mark Valentine (1)                                                            3,248,779           19.2%

James Clark (2)                                                               3,220,285           19.0%

Pinetree Capital Corporation (3)                                              2,571,218           15.2%

VC Advantage Limited  Partnership,  Thomson Kernaghan & Co.                   1,675,096            9.9%
Ltd. and CALP II LP (4)

Roberto Drassinower (5)                                                         826,203            4.9%

Bruce Sharpe (6)                                                                492,857            2.9%



Peter Sharpe (6)                                                                492,857            2.9%

Joan Dea (7)                                                                     36,667            0.2%

David Lewis (8)                                                                  33,333            0.2%

Brock Armstrong (9)                                                              26,667            0.2%

Lawrence Goldberg (9)                                                            31,667            0.2%

Laura Wallace (10)                                                               13,333            0.1%

All current directors and executive  officers of SoftQuad as a                1,993,584           11.8%
group (9 persons) (11)


(1) Consists of 1,675,096 shares owned by VC Advantage Limited Partnership, Thomson Kernaghan & Co. Ltd. and CALP II LP (as described in Note (4) below), 1,000,000 shares owned by Thomson Kernaghan, and 434,794 shares of common stock issuable upon conversion of preferred stock and 138,889 shares of common stock issuable upon warrants held by Hammock Group, Ltd. Each of the stockholders has advised us that Mr. Valentine is their controlling stockholder. Mr. Valentine disclaims beneficial ownership of such shares. Mr. Valentine's address is c/o Thomson Kernaghan & Co. Limited, 120 Adelaide Street West, Suite 1600, Toronto, Ontario Canada, M5H 1T1.

(2) Mr. Clark's address is Prasanmir Place 164/5 Sukhimrit Soi 23 Bangkok, Thailand 10110. Information from a Schedule 13D filed with the Securities and Exchange Commission by Mr. Clark on September 6, 2000 has been used to complete this table.

(3) Includes 1,570,560 shares of exchangeable stock of SAC. Pinetree's address is 130 King Street West, Suite 2810, Toronto, Ontario M5X 1A9, Canada. We have been advised by Pinetree that its controlling stockholder is Sheldon Inwentash. Information from a Schedule 13D jointly filed with the Securities and Exchange Commission by Pinetree and Sheldon Inwentash on December 29, 2000, has been used to complete this table.

(4) Two executive officers of Thomson Kernaghan (including its Chairman) also are executive officers of the general partner of VC Advantage Limited Partnership and the general partner of CALP II LP. Accordingly, Thomson Kernaghan, VC Advantage and CALP II may be considered a group which beneficially owns all of the shares beneficially owned by any of them. Under an agreement with SoftQuad (the "TK Conversion Cap Agreement"), Thomson Kernaghan, VC Advantage and CALP II agreed not to have the right to convert any preferred stock or exercise any warrant or special warrant if, after having given effect to the conversion or exercise, all of them considered as a group would be deemed to beneficially own more than 9.9% of the then outstanding common stock. If not for the TK Conversion Cap Agreement, Thomson Kernaghan, VC Advantage and CALP II, considered as a group, would beneficially own 6,509,874 shares of common stock, including 2,506,738 shares of common stock issuable upon conversion of preferred stock and 1,772,634 shares of common stock issuable upon exercise of warrants. The address for each of Thomson Kernaghan, VC Advantage and CALP II is c/o Thomson Kernaghan & Co. Limited, 120 Adelaide Street West, Suite 1600, Toronto, Ontario Canada, M5H 1T1. Information from a Schedule 13G jointly filed with the Securities and Exchange Commission by VC Advantage Limited Partnership, Thomson Kernaghan & Co. Limited and CALP II LP on September 6, 2000, has been used to complete this table.

(5) Consists of 142,860 exchangeable shares of SAC and 683,343 shares of common stock issuable upon exercise of options.

(6) Consists of 142,860 exchangeable shares of SAC and 349,997 shares of common stock issuable upon exercise of options.

(7) Consists of 36,667 shares of common stock issuable upon exercise of options.

(8) Consists of 33,333 shares of common stock issuable upon exercise of options.

(9)  Includes 26,667 shares of common stock issuable upon exercise of options.

(10) Consists of 13,333 shares of common stock issuable upon exercise of options.

(11) Includes 428,580 exchangeable shares of SAC and 1,560,004 shares of common stock issuable upon exercise of options. The 1,993,584 shares beneficially owned by the executive officers and directors does not include 1,570,560 exchangeable shares of SAC owned by Pinetree. Lawrence Goldberg, a director of the Company, is an Executive Vice President of Pinetree.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

FINANCINGS

     We have engaged in financing transactions in which the amount involved exceeded $60,000 with the following persons who, on or prior to September 30, 2001, beneficially owned more than 5% of our common stock: Beacon M International Investments Inc. ("Beacon"), Pinetree Capital Corp. ("Pinetree"), Thomson Kernaghan & Co. Limited, VC Advantage Limited Partnership, CALP II LP and James Clark. One of our former directors, Sheldon Inwentash, is a director and officer of, and owner of a greater than 10% equity interest in, Pinetree. In addition, we have engaged in transactions in which the amount involved exceeded $60,000 with KBL Capital Partners Inc. and KBL

Technology Funding Inc. Each of Mr. Inwentash and Michael Mendelson, also a former director, is a director and officer of KBL Capital Partners. In addition, each of Michael Mendelson and Pinetree is an owner of a greater than 10% equity interest in KBL Capital Partners. Mr. Mendelson is also a director and officer of, and owner of a greater than 10% interest in, KBL Technology Funding. Mr. Clark was chairman and a director of SoftQuad Canada from July 1998 until August 1, 2000. The following is a description of these transactions.

     On September 30, 1999, James Clark, Pinetree, Beacon, NewKidCo and KBL Capital Funding Inc. as agent, exchanged their SoftQuad Canada warrants for shares of common stock of SoftQuad Canada on a 1-for-1 basis, with 311,530 shares of common stock issued to James Clark, 723,520 shares of common stock issued to Pinetree, 718,480 shares of common stock issued to Beacon, 351,850 shares of common stock issued to NewKidCo and 1,025,000 shares of common stock issued to KBL Capital Funding Inc. as agent.

     On February 25, 2000, in consideration for advisory services rendered, we granted to each of Sheldon Inwentash and Michael Mendelson options to purchase 80,000 shares of common stock, and Bo Manor ( who holds a 7.9% interest in KBL) options to acquire 60,000 shares of common stock, all at an exercise price of $1.44 per share. During 2001, the options granted to Mr. Mendelson and Mr. Manor were forfeited.

     On February 28, 2000, VC Advantage purchased 1,033,333 shares of Class B preferred stockat a price of $2.90 per share, for aggregate gross proceeds of $3 million. In connection with this transaction, VC Advantage received warrants, exercisable on or before February 28, 2003, to purchase an aggregate of 416,667 shares of common stock, with an exercise price of $1.53 per share.

     On February 29, 2000, in connection with our sale of 1,000,000 special warrants at a price of $2.50 per special warrant, Thomson Kernaghan received warrants to purchase 100,000 shares of common stock, with an exercise price of $2.50 per share, exercisable on or before February 28, 2003, and a fee in the amount of 8% of the offering (for an aggregate of $200,000).

     On April 18 and 20, 2000, we issued to CALP II special warrants to acquire 91,422 shares of common stock at a purchase price per special warrant of $7.50, and warrants to purchase 45,711 shares of common stock at an exercise price of $12.50 per share, for gross proceeds of $686,000. On June 5, 2000, we issued special warrants to acquire 44,760 shares of common stock at a purchase price per special warrant of $7.50, and warrants to purchase 22,380 shares of common stock at an exercise price of $12.50 per share to Thomson Kernaghan, for gross proceeds of $335,750. Under the terms of the warrants issued in the April and June transactions, from September 30, 2000 until the effectiveness of a registration statement covering the shares underlying the warrants (and satisfaction of a related condition concerning the qualification of a prospectus in certain Canadian provinces), the average warrant exercise price declines by $0.0082 each day until October 31, 2000 and by $0.50 per month thereafter, to a minimum exercise price of $3.75. Thomson Kernaghan, for its services as agent in respect of these private placements, received $1,290,858 plus options exercisable at no cost for warrants to purchase 215,143 shares of common stock with an exercise price of $7.50 per share, exercisable at any time on or prior to the second anniversary of the date of effectiveness of the registration statement filed for the shares underlying these warrants. The warrants issued to Thomson Kernaghan have since been surrendered for cancellation and have been canceled by SoftQuad.

     On May 29, 2000, we issued 88,409 shares of common stock valued at $119,500 to Thomson Kernaghan in consideration of financial advisory services provided pursuant to a financial advisory services agreement dated as of December 10, 1999.

     On March 31, 2001, we issued to Thomson Kernaghan 200,000 shares of common stock (delivered in six equal monthly installments over a six-month period) and warrants to acquire 200,000 shares of common stock at an exercise price of $2.00 per warrant in consideration of financial advisory services to be provided pursuant to an advisory services agreement dated as of March 30, 2001.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     None

a)      Exhibits


Exhibit No.         Description
-----------         -----------
2.1                 Acquisition Agreement among SoftQuad Software, Ltd., SoftQuad Acquisition Corp. and SoftQuad Canada, dated
                    December 16, 1999(1)
2.2                 Plan and Agreement of Merger between The American Sports Machine, Inc. and SoftQuad Software, Ltd., dated
                    March 1, 2000(2)
2.3                 Agreement and Plan of Reorganization among The American Sports Machine, Inc., SoftQuad Software, Ltd. and
                    its Stockholders, dated March 1, 2000(2)
2.4                 Plan and Agreement of Merger between The American Sports Machine, Inc. and SoftQuad Software, Ltd., dated
                    March 9, 2000(4)
2.6                 Merger Agreement by and among Corel Corporation, Calgary II Acquisition Corp. and SoftQuad Software, Ltd.,
                    as amended and restated, dated August 7, 2001(5)
3.1                 Restated Certificate of Incorporation of SoftQuad Software, Ltd. (7)
3.2                 Restated By-Laws of SoftQuad Software, Ltd. (1)
4.1                 Agent's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class A
                    Convertible Stock Purchase Agreement, dated December 9, 1999(1)
4.2                 Purchaser's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class A
                    Convertible Stock Purchase Agreement, dated December 9, 1999(1)
4.3                 VC Advantage Limited Partnership's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd.
                    pursuant to the Class B Convertible Stock Purchase Agreement, dated February 28, 2000(1)
4.4                 Hammock Group Ltd.'s Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the
                    Class B Convertible Stock Purchase Agreement, dated February 28, 2000(1)
4.5                 Agent's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B
                    Convertible Stock Purchase Agreement with VC Advantage Limited Partnership, dated February 29, 2000(1)
4.6                 Agent's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B
                    Convertible Stock Purchase Agreement with Hammock Group Ltd., dated February 29, 2000(1)
4.7                 Warrant Indenture Agreement between SoftQuad Software, Ltd. and Montreal Trust Company of Canada, dated
                    April 18, 2000(1)
4.8                 Form of Subscription Agreement for Canadian Subscribers in April 18, 20 and June 5, 2000 private placements(1)
4.9                 Form of Subscription Agreement for American Subscribers in April 18, 20 and June 5, 2000 private placements(1)
4.10                Registration Rights Agreement between SoftQuad Software Ltd., VC Advantage Limited Partnership and Thomson
                    Kernaghan & Co. Limited, as agent, in connection with the Common Stock Purchase Agreement, dated December
                    8, 1999 and the Class A Convertible Stock Purchase Agreement, dated December 9, 1999(1)
4.11                Registration Rights Agreement between SoftQuad Software Ltd., VC Advantage Limited Partnership and Thomson
                    Kernaghan & Co. Limited, as agent, in connection with the Class B Convertible Stock Purchase Agreement, dated February 28, 2000(1)



4.12                Registration Rights Agreement between SoftQuad Software Ltd. Hammock Group Ltd. and Thomson Kernaghan & Co.
                    Limited, as agent, in connection with the Class B Convertible Stock Purchase Agreement, dated February 28,
                    2000(1)
4.13                Registration Rights Agreement between SoftQuad Software, Ltd. and SmallCaps Online LLC, for itself and as agent, dated April 18, 2000(1)
4.14                Registration Rights Agreement between SoftQuad Software, Ltd. and Thomson Kernaghan & Co. Limited, for
                    itself and as agent, dated April 18, 2000(3)
4.15                Waiver Agreement among SoftQuad Software, Ltd, SoftQuad Software, Inc., Thomson Kernaghan & Co. Limited and
                    VC Advantage Limited Partnership, dated February 28, 2001(7)
9.1                 Voting Trust and Exchange Agreement, among SoftQuad Software, Ltd., SoftQuad Acquisition Corp., SoftQuad
                    Software, Inc. and Computershare Trust Company of Canada, dated February 2000(3)
10.1                Form of Option Holder Lock-Up Agreement, dated December 10, 1999(1)
10.2                Form of Option Holder Escrow Agreement, dated December 16, 1999(1)
10.3                Common Stock Purchase Agreement between SoftQuad Software, Ltd. (referred to in this Report as FinanceCo.)
                    and VC Advantage Limited Partnership, dated December 8, 1999(1)
10.4                Class A Convertible Preferred Stock Purchase Agreement between SoftQuad Software, Ltd. and VC Advantage
                    Limited Partnership, dated December 9, 1999(1)
10.5                VC Advantage Limited Partnership Class B Convertible Preferred Stock Purchase Agreement, dated February 28,
                    2000(1)
10.6                Hammock Group Ltd. Class B Convertible Preferred Stock Purchase Agreement, dated February 28, 2000(1)
10.7                Special Warrant Purchase Agreement between SoftQuad Software, Ltd. and Thomson Kernaghan & Co. Limited, as
                    Agent, dated May 18, 2000(1)
10.8                Engagement Letter Agreement between SoftQuad Software Inc and Thomson Kernaghan & ` Co. Limited, dated
                    February 28, 2000(1)
10.9                Form of Share Purchase Agreement for acquisition of shares of SoftQuad Software Inc. (3)
10.10               Form of Option Exchange Agreement for acquisition of options of SoftQuad Software Inc. (3)
10.11               Form of Indemnification Agreement between Registrant and its officers and directors(1)
10.12               2000 Stock Option Plan and Forms of Agreements thereunder(1)
10.13               Advisory Services Agreement between the SoftQuad Software Inc. and KBL Capital Partners Inc., dated April
                    9, 1999, amended July 31, 1999(1)
10.14               Agency Agreement between SoftQuad Software, Ltd. and Thomson Kernaghan & Co. Limited, dated April 18,
                    2000(1)
10.15               Employment Agreement between SoftQuad Software, Ltd. and Roberto Drassinower, dated October 14, 2000(6)
10.16               Employment Agreement between SoftQuad Software, Ltd. and Nick Mongston, dated
                    November 21, 1999(6)
10.17               Employment Agreement between SoftQuad Software, Ltd. and Peter Sharpe, dated
                    November 1, 2000(6)
10.18               Employment Agreement between SoftQuad Software, Ltd. and Bruce Sharpe, dated
                    November 1, 2000(6)
10.19               Employment Agreement between SoftQuad Software, Ltd. and David R. Lewis, dated
                    February 2, 2001(6)
10.20               Employment Agreement between SoftQuad Software, Ltd. and Laura Wallace, dated
                    January 1, 2001
21                  Subsidiaries of the Registrant
23                  Consent of Deloitte and Touche LLP


_________________

(1) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-QSB dated June 30, 2000.
(2) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 9, 2000.

(3) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 21, 2000.
(4) Incorporated by reference to Exhibits to the Registrant's Definitive Information Statement on Schedule 14C dated March 21, 2000.
(5) Incorporated by reference to Exhibits to the Registrant's Proxy Statement included on Amendment No. 1 to the Registration Statement on Form S-4 of Corel Corporation dated November 16, 2001.
(6) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form SB-2, dated September 18, 2001.
(7) Incorporated by reference to Exhibits to the Registrant's Definitive Information Statement on Schedule 14C dated April 4, 2000.

     _________________

(b)     Reports on Form 8-K

     No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended September 30, 2001

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


Date: December 19, 2001
                                        SOFTQUAD SOFTWARE, LTD.


                                        By: /s/ Roberto Drassinower
                                           -------------------------------------
                                           Roberto Drassinower
                                           Chief Executive Officer

     In accordance with the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 19, 2001

                                           /s/ Roberto Drassinower
                                           -------------------------------------
                                           Roberto Drassinower
                                           Chief Executive Officer and Director
                                           (principal executive officer)

Date: December 19, 2001
                                           /s/ David R. Lewis
                                           -------------------------------------
                                           David R. Lewis
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)

Date: December 19, 20001
                                           /s/ Joan Dea
                                           -------------------------------------
                                           Joan Dea
                                           Director

Date: December 19, 2001
                                           /s/ Lawrence Goldberg
                                           -------------------------------------
                                           Lawrence Goldberg
                                           Director

Date: December 19, 20001

                                           /s/ Brock Armstrong
                                           -------------------------------------
                                           Brock Armstrong
                                           Director

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

November 21, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of SoftQuad Software, Ltd.

          We have audited the accompanying consolidated balance sheets of SoftQuad Software, Ltd., and subsidiaries as at September 30, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Out responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SoftQuad Software, Ltd. and subsidiaries as at September 30, 2001 and 2000 and the results of their operations and their cash flows for the years ended September 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's projected inability to generate sufficient cash flows to meet its working capital requirements raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Deloitte & Touche LLP
Chartered Accountants
Toronto, Ontario

November 21, 2001


                             SOFTQUAD SOFTWARE, LTD.
                           Consolidated Balance Sheets
                         (in thousands of U.S. dollars)
====================================================================================================================================



                                                                                             September 30,
                                                                                       2001                 2000
ASSETS
CURRENT
Cash and cash equivalents                                                            $2,261              $16,306
Accounts receivable (Note 4)                                                            815                1,147
Work in process and other inventory                                                     469                   72
Prepaid expenses and deposits                                                           499                  482
---------------------------------------------------------------------------------------------------------------------
                                                                                      4,044               18,007

CAPITAL ASSETS (Note 5)                                                                 905                1,017

GOODWILL (net of cumulative amortization of $1,428 September 30,                      3,940                   24
2001; $37 - September 30, 2000)
---------------------------------------------------------------------------------------------------------------------
                                                                                     $8,889              $19,048
=====================================================================================================================

LIABILITIES
CURRENT
Accounts payable                                                                      $924                 $834
Accrued legal fees                                                                      --                  469
Other accruals                                                                       1,284                1,637
Deferred revenue                                                                       308                  130
---------------------------------------------------------------------------------------------------------------------
                                                                                     2,516                3,070
COMMITMENTS (Note 9)

SHAREHOLDERS' EQUITY (Note6)

SHARE CAPITAL
  Preferred stock, par value $0.001 per share

    Authorized:  25,000,000 shares
    Issued and outstanding:
       Class A shares:  1,473,405 at September 30, 2001 and 2000                         1                    1
       Class B shares: 1,589,127 at September 30, 2001 and 1,722,222
        at September 30, 2000                                                            2                    2
  Special voting stock, par value $0.001 per share
    Authorized:  1 special voting share
    Issued and outstanding:  1 at September 30, 2001 and 2000                            1                    1
  Common stock, par value $0.001 per share
    Authorized:  50,000,000 shares
    Issued and outstanding:
       16,924,158 at September 30, 2001 and 12,473,472 at
       September 30, 2000  (1)                                                       2,100                3,646
                                                                                     -----                -----

                                                                                     2,104                3,650
WARRANTS                                                                             2,813                3,918
SPECIAL WARRANTS                                                                        --               13,241
---------------------------------------------------------------------------------------------------------------------
                                                                                     4,917               20,809
DEFERRED STOCK COMPENSATION EXPENSE                                                   (399)                (656)
ADDITIONAL PAID-IN CAPITAL                                                          27,169                5,700
ACCUMULATED OTHER COMPREHENSIVE LOSS                                                  (281)                 (74)
DEFICIT                                                                            (25,033)              (9,801)
---------------------------------------------------------------------------------------------------------------------
                                                                                     6,373               15,978
---------------------------------------------------------------------------------------------------------------------
                                                                                    $8,889              $19,048
=====================================================================================================================

(1) Includes 3,136,710 exchangeable shares of SAC (5,773,605 exchangeable shares at September 30, 2000).

        See accompanying notes to the consolidated financial statements.


                             SOFTQUAD SOFTWARE, LTD.
                      Consolidated Statements of Operations
          (in thousands of U.S. dollars, except per share information)
====================================================================================================================================


                                                                                  Years ended September 30,
                                                                      -----------------------------------------------
                                                                        2001               2000                1999
                                                                      --------           --------            --------
REVENUE
   Licenses                                                             $3,698            $4,242             $3,291
   Services                                                              1,949                44                 --
----------------------------------------------------------------------------------------------------------------------
                                                                         5,647             4,286              3,291
----------------------------------------------------------------------------------------------------------------------

COST OF REVENUE
   Licenses                                                                354               528                572
   Services                                                              2,485               339                 63
----------------------------------------------------------------------------------------------------------------------
                                                                         2,839               867                635
----------------------------------------------------------------------------------------------------------------------
                                                                         2,808             3,419              2,656
----------------------------------------------------------------------------------------------------------------------
EXPENSES
   Selling and marketing                                                 6,282             5,239              2,053
   Research and development                                              2,099             1,958              1,069
   General and administrative                                            6,529             3,098                985
   Amortization                                                          1,695               262                109
----------------------------------------------------------------------------------------------------------------------
                                                                        16,605            10,557              4,216
----------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                   (13,797)           (7,138)            (1,560)
----------------------------------------------------------------------------------------------------------------------

OTHER (INCOME) EXPENSES
   Interest                                                               (439)             (585)                14
   Other expenses                                                        1,874               164                 54
----------------------------------------------------------------------------------------------------------------------
                                                                         1,435              (421)                68
----------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE VALUE OF SHARE CAPITAL ISSUED ON ACQUISITION
   OF WARRANTS                                                         (15,232)           (6,717)            (1,628)

VALUE OF SHARE CAPITAL ISSUED ON ACQUISITION OF WARRANTS                    --                --              1,388
----------------------------------------------------------------------------------------------------------------------
LOSS ATTRIBUTABLE TO SHAREHOLDERS                                     $(15,232)          $(6,717)           $(3,016)
======================================================================================================================

LOSS PER SHARE (BASIC AND DILUTED)                                      $(1.09)           $(0.60)           $(0.37)
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (BASIC
   AND DILUTED)                                                     13,924,299        11,158,648          4,377,000
======================================================================================================================


        See accompanying notes to the consolidated financial statements.

                             SOFTQUAD SOFTWARE, LTD.
                 Consolidated Statement of Shareholders' Equity
                         (in thousands of U.S. dollars)

====================================================================================================================================

                                                                    Deferrd                   Accumulated
                                          Shares/                     Stock       Additional     Other
                                         Warrants                  Compensation    Paid-In    Comprehensive
                                         (Note 6)         Amount    Expense        Capital    Income (Loss)   Deficit      Total
                                         --------         ------    -------        -------    -------------   -------      -----
BALANCE, OCTOBER 1, 1998                          1    $      --     $    --     $    --     $   --          $    --      $     --
COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation                   --           --          --          --         31               --            31
  Net loss                                       --           --          --          --         --           (3,016)       (3,016)
                                                                                                                          ---------
TOTAL COMPREHENSIVE LOSS                                                                                                    (2,985)
PREMIUM ON REDEMPTION OF COMMON STOCK            --           --          --          --         --              (68)          (68)
ISSUANCE OF COMMON STOCK
  For cash                                5,863,510        1,727          --          --         --               --         1,727
  On acquisition of assets                  703,705          161          --          --         --               --           161
  Repurchase of stock                      (703,705)        (163)         --          --         --               --          (163)
  On acquisition of warrants              3,130,380        1,388          --          --         --               --         1,388
  As deferred stock compensation                 --          446        (446)         --         --               --            --
  Amortization of stock based
   compensation                                  --           --          89          --         --               --            89
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999               8,993,890        3,559        (357)         --         31           (3,084)          149
COMPREHENSIVE LOSS
  Foreign currency translation                   --           --          --          --       (105)              --          (105)
  Net loss                                       --           --          --          --         --           (6,717)       (6,717)
                                                                                                                          ---------
TOTAL COMPREHENSIVE LOSS                                                                                                    (6,822)

ISSUANCE OF COMMON STOCK
  For cash                                  936,711            1          --         793         --               --           794
  As deferred stock compensation                 --           --        (624)        624         --               --            --
  Amortization of stock based
   compensation                                  --           --         325          --         --               --           325
  In satisfaction of debt                   342,870           86          --         138         --               --           224
  Resulting from reverse takeover         2,200,000           --          --          --         --               --            --

ISSUANCE OF SPECIAL VOTING STOCK                  1            1          --          --         --               --             1

ISSUANCE OF PREFERRED STOCK
  Class A                                 1,473,405            1          --       1,153         --               --         1,154
  Class B                                 1,722,222            2          --       2,992         --               --         2,994

ISSUANCE OF WARRANTS                      3,095,558        3,918          --          --         --               --         3,918

ISSUANCE OF SPECIAL WARRANTS              2,951,420       13,241          --          --         --               --        13,241
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2000              21,716,077    $  20,809     $  (656)    $ 5,700     $    (74)       $ (9,801)    $  15,978
===================================================================================================================================

                             SOFTQUAD SOFTWARE, LTD.
                 Consolidated Statement of Shareholders' Equity
                         (in thousands of U.S. dollars)
====================================================================================================================================

                                                                    Deferrd                   Accumulated
                                          Shares/                     Stock       Additional     Other
                                         Warrants                  Compensation    Paid-In    Comprehensive
                                         (Note 6)         Amount    Expense        Capital    Income (Loss)   Deficit      Total
                                         --------         ------    -------        -------    -------------   -------      -----
BALANCE SEPTEMBER 30, 2000               21,716,077    $  20,809     $   (656)   $   5,700   $   (74)        $ (9,801)    $ 15,978

COMPREHENSIVE LOSS
     Foreign currency translation                --           --           --           --      (207)              --         (207)
     Net loss                                    --           --           --           --        --           15,232)     (15,232)
                                                                                                                            ------
TOTAL COMPREHENSIVE LOSS                         --           --           --           --        --               --      (15,439)

ISSUANCE OF COMMON STOCK
     In satisfaction of services            200,000           --           --          400        --               --          400
     As deferred stock compensation              --           --         (184)         184        --               --           --
     On acquisition, net of share
      issue costs                           781,339            1           --        5,095        --               --        5,096
     On exercise of employee options        384,833           --           --           16        --               --           16
     On exchange of exchangeable shares          --       (1,461)          --        1,461        --               --           --
     On conversion of special warrants           --      (13,238)          --       13,238        --               --           --
     Additional share issue costs                --          (89)          --         (130)       --               --         (219)
     Amortization of stock based
      compensation                               --           --          441           --        --               --          441

WARRANTS
     Issuance of warrants                   200,000          100           --           --        --               --          100
     Cancellation of warrants              (215,143)      (1,205)          --        1,205        --               --           --
====================================================================================================================================
BALANCE, SEPTEMBER 30, 2001              23,067,106    $   4,917     $   (399)   $  27,169   $  (281)        $(25,033)    $  6,373
====================================================================================================================================

        See accompanying notes to the consolidated financial statements.


                             SOFTQUAD SOFTWARE, LTD.
                      Consolidated Statements of Cash Flows
                         (in thousands of U.S. dollars)
====================================================================================================================================


                                                                                       Years ended September 30,
                                                                             -------------------------------------------
                                                                               2001              2000            1999
                                                                             --------          --------        ---------
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES
OPERATING
  Net loss                                                                     $(15,232)       $ (6,717)       $ (1,628)
  Items not affecting cash:
     Loss on disposal of capital assets                                              --              60              10
     Compensation under stock option plan                                           441             325              88
     Services paid through issuance of share capital and warrants                   545              --              --
     Amortization of capital assets                                                 304             191              77
     Amortization of goodwill                                                     1,391              17              20
     Amortization of deferred financing costs                                        --              54              12
  Changes in non-cash operating working capital
  items
     Accounts receivable                                                            344            (557)           (254)
     Work in process and other inventory                                           (359)            (50)             73
     Prepaid expenses and deposits                                                  (15)           (345)              3
     Accounts payable and accrued liabilities                                    (1,015)          2,026             139
     Deferred revenue                                                               123              99              30
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (13,473)         (4,897)         (1,430)
------------------------------------------------------------------------------------------------------------------------
INVESTING
  Acquisition of net assets excluding cash                                         (151)             --            (122)
  Purchase of capital assets                                                       (200)         (1,034)            (68)
  Proceeds from disposal of capital assets                                           --              --               5
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (351)         (1,034)           (185)
------------------------------------------------------------------------------------------------------------------------
FINANCING
  Issuance of share capital, net of share issue costs                               (14)         22,412           1,888
  Redemption of common shares                                                        --              --            (163)
  Repayment of notes payable                                                         --            (797)             --
  Increase in notes payable                                                          --              --             797
  Deferred financing costs                                                           --              --             (66)
------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                    (14)         21,615           2,456
------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (207)           (105)           (114)
------------------------------------------------------------------------------------------------------------------------
NET CASH (OUTFLOW) INFLOW                                                       (14,045)         15,579             727
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     16,306             727              --
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $  2,261        $ 16,306        $    727
========================================================================================================================
CASH AND CASH EQUIVALENTS INCLUDES:
  Cash                                                                         $    735        $    224        $    727
  Short-term deposits                                                             1,526          16,082              --
------------------------------------------------------------------------------------------------------------------------
                                                                               $  2,261        $ 16,306        $    727
========================================================================================================================


                             SOFTQUAD SOFTWARE, LTD.
                      Consolidated Statements of Cash Flows
                         (in thousands of U.S. dollars)
================================================================================


                                                                              Years ended September 30,

                                                                         2001           2000           1999
                                                                         ----           ----           ----

SUPPLEMENTARY CASH FLOW
INFORMATION
  Cash payments during the period for:
    Interest paid                                                      $   --         $   28         $   --
    Interest received                                                     431            613             14
  Non-cash investing and financing activities:
    Value of share capital issued on
      acquisition of warrants                                              --             --          1,388
    Value of common stock recorded on
      stock compensation expenses                                         441            623            446
    Issuance of share capital and warrants as                             545            314             --
      payment for services
    Issuance of common shares and options                               5,096             --             --
       on acquisition of Advanced Data
       Engineering Inc.


        See accompanying notes to the consolidated financial statements.

                             SOFTQUAD SOFTWARE, LTD.
                   Notes to Consolidated Financial Statements
          (in thousands of U.S. dollars, except per share information)
================================================================================

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

     On August 7, 2001, the Company signed a definitive merger agreement with Corel Corporation ("Corel"). The transaction is expected to close during Corel's first quarter ending February 28, 2002.

2    SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America.

     Basis of presentation

     The Company has determined that it will not have sufficient cash and cash equivalents to meet its working capital requirements for the next 12 months, as the Company's revenue projections continue to decrease due to recent economic conditions, and as certain expenses increase due to the costs associated with negotiating and completing the planned merger with Corel. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that entering into the strategic merger with Corel, in light of the increasingly difficult environment in the public and private markets for raising financing, is the best alternative available currently to the Company. If the merger close is delayed or the merger fails to close, additional funds will be required to support the Company's working capital requirements or for other purposes. The terms of the merger agreement permit the Company to effect additional financing through the issuance of equity or debt, provided that (i) it has not exceeded its operating budget by more than 10% and (ii) Corel has a right of first refusal over any financing requirements. If Corel waives this right, the Company may seek to raise such additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available at all, or if available will be on terms favorable to the Company, or that any additional financing will not be dilutive.

     The financial statements include the accounts of the Company and its wholly owned subsidiaries, SoftQuad Software California Inc. and SoftQuad Acquisition Corp. as well as SoftQuad Acquisition Corp.'s subsidiary, SoftQuad Software Inc. ("SoftQuad Canada"), and SoftQuad Canada's subsidiary SoftQuad Limited. All significant intercompany accounts and transactions have been eliminated.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

     Reverse takeover accounting

     The current corporate structure of the Company and its direct and indirect subsidiaries is the result of a series of transactions through which the former shareholders of SoftQuad Canada and the former shareholders of a company that had been formed to facilitate certain financings of SoftQuad Canada ("FinanceCo") acquired control of the Company.

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

     Work in Process and Inventory

     Inventory is valued at the lower of cost, determined on a first-in first-out basis, and net realizable value. Work in process represents unbilled costs on services contracts.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

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

     Goodwill

     In accordance with the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company evaluates the carrying value of its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is calculated by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell the asset.

     Goodwill is being amortized on a straight-line basis over its estimated economic life of three years. Subsequent to the acquisition, which resulted in this goodwill, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of the goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether the carrying amount of goodwill is recoverable.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

     Revenue recognition and deferred revenues

     The Company recognizes revenues in accordance with applicable accounting regulations, including American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," and related interpretations and amendments, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Revenue from sale of products is recognized when a contract has been executed, the product has been delivered, the sales price is fixed or determinable and collection of the resulting receivable is probable. Support revenue is recognized ratably over the support period. Amounts billed in advance of revenue recognition are recorded as deferred revenue. Professional services revenue is recognized as the services are performed.

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

     Income taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to use an asset and liability approach to recognize deferred tax assets and liabilities for the future tax consequences of events that have been recognized at different times in the financial statements than in the tax returns. These differences relate primarily to different amortization methods used for financial reporting and income tax purposes.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

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

     Comprehensive income

     The Company has adopted the requirements of SFAS 130, "Reporting Comprehensive Income". SFAS No. 130 requires that a statement of comprehensive income be displayed with the same prominence as other financial statements. Comprehensive income, which incorporates net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners.

     Stock based compensation

     The Company grants stock options for a fixed number of shares to its key officers, directors, employees, advisors and consultants at a fixed price. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for those options issued to employees and directors, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models. However, options granted to advisors and consultants are accounted for under SFAS No. 123. Under APB 25, no compensation expense is recognized when the exercise price of the Company's employee stock options granted equals the estimated market price of the underlying stock on the date of the grant.

     Loss per share

     Loss per share has been calculated using the weighted average number of common shares outstanding. The effect on the loss per share of the exercise of all dilutive securities including preferred shares, warrants, special warrants and stock options referred to in Note 6 is anti-dilutive.

                            SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Long-lived assets

     The Company accounts for its investments in long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). Under SFAS 121, an impairment loss must be recognized for long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there has been no material impairment of the long-lived assets as of September 30, 2001.

     Recently issued accounting standards not yet implemented

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

     The Financial Accounting Standards Board approved for issuance SFAS 143 "Accounting for Asset Retirement Obligations" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company has determined that the adoption of these standards will not have an impact on the Company.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================
3.   ACQUISITION OF ADVANCED DATA ENGINEERING INC. ("ADEi")

     On November 20, 2000, the Company completed its acquisition of ADEi, a provider of content transformation solutions. The transaction was affected through the issuance of 744,133 common shares with a value of $4,762 and the exchange of 80,770 vested options, based on the publicly traded price, for all the outstanding shares and vested options of ADEi. The total purchase price is approximately $5,553. The acquisition has been accounted for using the purchase method of accounting with substantially all the purchase price allocated to goodwill and the results of ADEi have been included in the statement of operations from the date of acquisition.

     The assets and liabilities were acquired for total consideration of $5,553 and are comprised of the following:

                                                     (in thousands of U.S.
                                                            dollars)
         Cash                                                    $105
         Accounts receivable                                        7
         Costs in excess of billings                               37
         Capital assets                                            30
         Accounts payable and accrued charges                    (47)
         Deferred revenue                                        (67)
         Goodwill                                               5,488
         ------------------------------------------------------------
         Net assets acquired and purchase price                $5,553

     The following pro forma summary represents the consolidated results of operations for the year ended September 30, 2000 as if the acquisition had occurred as of October 1, 1999. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of the results which may occur in the future.

                                                                 Pro Forma
                                                                Year ended
                                                            September 30, 2000
                                                           (in thousands, except
                                                              Per share data)
                                                                (unaudited)


     Total revenue..........................................      $ 5,793
     Net Loss applicable to common shareholders.............      $(8,792)
     Basic net loss per common share........................      $ (0.74)

     No pro forma results have been presented for the year ended September 30, 2001 as the acquisition took place shortly after the commencement of such fiscal year.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

4.   ACCOUNTS RECEIVABLE

                                                         September 30
                                                     2001           2000
                                                     ----           ----

         Trade                                      $ 828          $ 1,148
         Less allowance for doubtful accounts         (13)              (1)
                                                    -------        -------
                                                    $ 815          $ 1,147

5.   CAPITAL ASSETS


                                                  September 30, 2001                                    September 30, 2000
                                                   Accumulated                                           Accumulated        Net Book
                                      Cost        Amortization       Net Book Value       Cost          Amortization         Value
                                      ----        ------------       --------------       ----          ------------         -----
Computer hardware                      $726            $281              $445            $ 625              $109              $516
Furniture and fixtures                  311             119               192              271                47               224
Computer software                       246              88               158              236                57               179
Leasehold improvements                  150              40               110              112                14                98
                                        ---              --               ---              ---                --                --
                                     $1,433            $528              $905           $1,244              $227            $1,017
                                     ======            ====              ====           ======              ====            ======


6.   SHARE CAPITAL

     Authorized

     The Company's authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and one share of special voting stock, $0.001 par value.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

i)   Common stock
     ------------

     The holders of common stock are entitled to one vote per share on all matters to be voted on by the shareholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of the liquidation, dissolution, or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding.

ii)  Preferred stock
     ---------------

     The shares of Class A convertible preferred stock and Class B convertible preferred stock are convertible at any time at the option of the holder, on a one-for-one basis, for shares of common stock. The number of shares of common stock into which Class A convertible preferred stock and Class B convertible preferred stock is convertible is subject to adjustment or modification in the event of a stock split or other change to the Company's capital structure so as to maintain the initial one-to-one relationship between the shares of such preferred stock and the common stock. The holders of Class A convertible preferred stock and Class B convertible preferred stock are entitled to the number of votes per share equal to the number of shares of common stock into which such preferred stock is convertible on all matters to be voted on by the shareholders. With respect to dividends, Class A convertible preferred stock and Class B convertible preferred stock rank on parity with each other and the Company's common stock. With respect to distributions upon liquidation, the holders of Class A convertible preferred stock and Class B convertible preferred stock are entitled to receive an initial preferred distribution before any payment is made in respect of shares of common stock of $1.3574 and $2.903226 per share, respectively.

iii) Special voting stock
     --------------------

     The one authorized share of special voting stock has been issued to Computershare Trust Company of Canada in its capacity as trustee for the benefit of holders of exchangeable shares of SoftQuad Acquisition Corp. The special voting share is the vehicle through which holders of exchangeable shares are able to exercise their voting rights. The special voting stock has attached to it a number of votes equal to the number of exchangeable shares outstanding from time to time, which votes may be cast at any meeting at which the Company's common shareholders are entitled to vote.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

iv)  Exchangeable shares

     The exchangeable shares are exchangeable at any time at the option of the holder, on a one-for-one basis, for shares of common stock. The Company, SoftQuad Acquisition Corp. ("SAC") and Computershare Trust Company of Canada, as trustee for the exchangeable shareholders, have entered into the voting and exchange trust agreement with respect to the exchangeable shares. By furnishing instructions to the trustee under the voting and exchangeable trust agreement, holders of the exchangeable shares are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares for shares of the Company's common stock. Holders of exchangeable shares are also entitled to receive from SoftQuad Acquisition Corp. dividends payable that are economically equivalent to any cash dividends paid by the Company on the common stock. The exchangeable shares are subject to adjustment or modification in the event of a stock split or other change to the Company's capital structure so as to maintain the initial one-to-one relationship between the exchangeable shares and the common stock. The book value of the exchangeable shares is $1,741 (September 30, 2000 - $3,201) and is presently included as a component of common stock on the balance sheet. When the exchangeable shares are exchanged for common stock of the Company, $1,736 (September 30, 2000 - $3,195) of the value of the exchangeable shares will be allocated to additional paid in capital.

     The following table summarizes the details of share capital and warrants:


                                                                                 September 30,         September 30,
                                                                                     2001                      2000
Preferred stock, par value $0.001 per share
    Authorized:  25,000,000 shares

    Issued and outstanding:

       Class A shares:  1,473,405 at September 30, 2001 and 2000                          $1            $     1
       Class B shares: 1,589,127 at September 30, 2001 and 1,722,222
       at September 30, 2000                                                               2                  2

Special voting stock, par value $0.001 per share

   Authorized:  1 special voting share

   Issued and outstanding:  1 at September 30, 2001 and 2000                               1                  1

Common stock, par value $0.001 per share
   Authorized:  50,000,000 shares
   Issued and outstanding:
   16,924,158  at September 30, 2001 and 12,473,472 at
   September 30, 2000(1)                                                               2,100              3,646

Special warrants to acquire common stock

   Nil at September 30, 2001 and 2,951,420 at September 30, 2000                          --             13,241

Warrants to purchase common stock
   3,080,416 at September 30, 2001 and 3,095,559 at September 30, 2000                 2,813              3,918
                                                                                      ------            -------
                                                                                      $4,917            $20,809
                                                                                      ======            =======


(1) Includes 3,136,710 exchangeable shares of SAC (5,773,605 exchangeable shares at September 30, 2000).

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

          Share transactions

          The Company entered into the following share transactions:

          (a) On September 30, 1999, the Company issued 3,130,380 shares of common stock as consideration for the purchase of 3,130,380 previously issued warrants. The common stock issued was valued at $1,388 an amount equivalent to the exercise price of the warrants previously issued.

          (b) On December 16, 1999 FinanceCo was incorporated in the United States of America to facilitate the raising of financing for SoftQuad Canada. On incorporation 736,702 shares of common stock and 1,473,405 Class A preferred shares were issued. The estimated costs of $210 associated with the issuance were recorded as a reduction of paid-in and additional paid-in capital for net proceeds of approximately $2,790. In connection with this transaction, the purchaser and the agent received 442,022 and 221,011 warrants respectively, exercisable at any time, at a price of $1.3574 per share, expiring December 10, 2002.

          (c) On January 17, 2000 the securityholders of SoftQuad Canada entered into agreements with FinanceCo to acquire all the outstanding securities of SoftQuad Canada through FinanceCo's subsidiary SoftQuad Acquisition Corp. Although this acquisition was not formalized until April 5, 2000 it has been deemed effective for financial accounting purposes as of January 17, 2000, the date on which it became irrevocable by the SoftQuad Canada securityholders. As a result there were 5,773,605 shares of common stock reserved for issuance upon the exchange of exchangeable shares of the Company's subsidiary, SoftQuad Acquisition Corp., and 3,435,670 exchangeable shares of the Company's subsidiary were exchanged for shares of common stock in the Company.

          (d) On February 28, 2000, FinanceCo completed the private placement of 1,722,222 Class B preferred shares having a par value of $0.001 at a price of $2.90 per share. The estimated costs of $400 associated with the placement were included as a reduction of paid-in and additional paid-in capital for net proceeds of approximately $4,600. In connection with this transaction, the purchaser and agent received 694,445 and 347,222 warrants respectively, exercisable at any time, at a price of $1.53 per share, expiring February 28, 2003.

          (e) On February 29, 2000 FinanceCo completed the private placement of 1,000,000 special warrants at a price of $2.50 per special warrant. Each special warrant entitled the holder to acquire one share of common stock of FinanceCo for no additional consideration. The estimated costs of $200 associated with this placement were included as a reduction of paid-in and additional paid-in capital for net proceeds of approximately $2,300. In connection with this transaction, the agent received 100,000 warrants, exercisable any time, at a price of $2.50 per share, expiring February 28, 2003.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

          (f) On March 2, 2000 FinanceCo merged with The American Sports Machine, Inc. to form the Company. Upon consummation of the merger, for financial accounting purposes, the former securityholders of SoftQuad Canada and FinanceCo owned approximately 91% of the common stock of the Company, and, accordingly, the merger was accounted for as a reverse takeover transaction.

          (g) On April 18 and 20 and June 5, 2000, the Company issued an aggregate of 200,010 shares of common stock for a purchase price per share of $7.50, special warrants to acquire 1,951,420 shares of common stock for no additional consideration at a purchase price per share subject to such special warrants of $7.50 per special warrant and warrants to purchase 215,143 and 1,075,715 shares of common stock at an exercise price of $7.50 per warrant respectively, for gross proceeds of $16,136. The 215,143 warrants were subsequently returned for cancellation and cancelled by the Company.

          (h) On May 29, 2000, the Company issued 127,485 shares of common stock in consideration of financial advisory services provided in connection with financing transactions completed during the year.

          (i) In October, 2000 the Company issued 300,000 shares of common stock in consideration of investor relations services provided. These shares were subsequently returned for cancellation and cancelled by the Company.

          (j)  On November 20, 2000 the Company  issued 744,133 shares of common
               stock  and  80,770  vested   options  in   connection   with  the
               acquisition of ADEi.

          (k) On March 30, 2001, the Company issued 200,000 shares of common stock in consideration of financial advisory services. The Company also issued warrants to purchase 200,000 common shares at an exercise price of $2.00 per warrant.

          (l) On March 30, 2001, the Company issued warrants to purchase 75,000 common shares at an exercise price of $7.50 per warrant, and warrants to purchase 40,000 common shares at an exercise price of $12.50 per warrant. These warrants were subsequently returned to the Company for cancellation as part of a legal settlement.

          (m) On June 12, 2001, the Company issued 37,206 shares of common stock valued at $1.20 per common share to the former shareholders of Advance Data Engineering Inc. ("ADEi") as required under the Merger Agreement with ADEi, as the Company did not register the shares issued on the acquisition on November 20, 2000 within the prescribed time.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

          (n) On August 31, 2001, the Company issued 2,951,420 shares of common stock on conversion of the 2,951,420 special warrants previously outstanding. The special warrants entitled the holder to acquire one share of common stock. The special warrants expired on the fifth business day following the date of effectiveness in the holder's province of residence of a qualifying prospectus. The prospectus was effective August 24, 2001.

          (o) During fiscal 2001, the Company issued 384,833 shares of common stock to employees on the exercise of previously issued options under the Employee Stock Option Plan.

          (p) For the period from October 1, 2000 to September 30, 2001, the Company issued 2,636,895 shares of common stock in exchange for 2,636,895 exchangeable shares of SoftQuad Acquisition Corp.

          Stock option plan

          The Company has established a stock option plan (the "Plan") to encourage ownership of the Company's common stock by its key officers, directors, employees, advisors and consultants. The maximum number of shares of common stock that may be reserved for issue under the Plan at September 30, 2001 is 5,500,000 (September 30, 2000 - 4,899,500)
          with provision that the Board of Directors of the Company has the right from time to time to increase such number subject to the approval of the shareholders of the Company. Options under the Plan vest equally over various periods to a maximum of ten years on the anniversary date of the granting of the option. All options granted under the Plan that have not been exercised on or before the tenth anniversary of the grant will expire on that date subject to earlier termination if the optionee ceases to be an officer, director, employee or consultant of the Company.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

     The stock options outstanding at September 30, 2001 and 2000 are as follows:


                                                                         September 30,
                                                                         -------------
                                                                 2001                     2000
                                                                 ----                     ----
          Outstanding options to purchase common shares
          at $0.00013 per share expiring November 6,
          2008                                                  816,670                1,050,000

          Outstanding options to purchase common shares
          at $0.231 per share expiring May 26, 2009             193,999                  267,000

          Outstanding options to purchase common shares
          at $0.0066 per share expiring September 29,
          2009                                                  400,000                  500,000

          Outstanding options to purchase common shares
          at exercise prices between $0.96 and $7.50
          per share expiring at various dates from
          December 2009 to March 2011                         2,480,236                2,608,700
          --------------------------------------------------------------------------------------
                                                              3,890,905                4,425,700
          --------------------------------------------------------------------------------------


          The Company applies APB Opinion 25 in accounting for its stock option plan for options issued to employees and members of the Board of Directors.

          During the year ended September 30, 2001, no options were issued to contractors and advisors, however, options were issued to contractors and advisors for the year ended September 30, 2000. The Company accounted for these option grants under SFAS No. 123 "Accounting for Stock-Based Compensation".

          During the year ended September 30, 1999, certain stock options were granted to employees at exercise prices which were less than the estimated market price of the common stock on the day preceding the grant. Accordingly, compensation expense was calculated on the stock options granted on the difference between the option price at the date of the grant and the estimated market price of the stock on that date. As a result, share capital and deferred stock compensation expense were each increased by $446, during the year ended September 30, 1999.

                            SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

          As a result of these transactions, payroll costs will increase and deferred stock compensation expense will decrease over the vesting period of the stock options granted. For the year ended September 30, 2001 and 2000, payroll costs increased by $nil and $52 in selling and marketing expenses, $102 and $102 in research and development expenses and $155 and $171 in general and administrative expenses and deferred stock compensation decreased by $257 and $325 respectively. For the year ended September 30, 1999, payroll costs in general and administrative expenses increased and deferred stock compensation decreased by $88.

          Accounting for stock-based compensation

          If the fair values of the options granted to employees and members of the Board of Directors in the period had been recognized as compensation expense, on a straight-line basis over the vesting period of the grant (consistent with the method prescribed by SFAS 123), stock-based compensation costs would have reduced net earnings by $4,067, $3,719 and $2,244 and increased the basic loss per share by $0.29, $0.33 and $0.50 for the years ended September 30, 2001, 2000 and 1999, respectively.

          The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the period: risk-free interest rate of 4.5% (2000 - 6%, 1999 - 6.5%); expected life of the options of 3 years; expected volatility of 40 percent (2000 - 35 per cent, 1999 - zero percent) and a dividend yield of zero.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================
          Outstanding Options

          A summary of the status of stock options outstanding as at September 30, 2001, 2000 and 1999 and changes during the periods are presented below:

                                                    Weighted
                                                    Average
                                                    Exercise            Number
                                                     Price           Outstanding

            Granted                                 $0.0408           1,856,000
            Forfeited                               $    --                  --
            Exercised                               $    --                  --
            --------------------------------------------------------------------
            Balance, September 30, 1999             $0.0408           1,856,000
            Granted                                 $2.8103           2,658,700
            Forfeited                               $1.0119             (89,000)
            Exercised                               $    --                  --
            --------------------------------------------------------------------
            Balance, September 30, 2000             $1.6850           4,425,700
            Granted                                 $4.5172             743,070
            Forfeited                               $1.4130            (891,202)
            Exercised                               $0.0341            (386,663)
            --------------------------------------------------------------------
            Balance, September 30, 2001             $2.0024           3,890,905

          The following table summarizes information about the outstanding options as of September 30, 2001:


                                                                                                Number of
                                          Remaining                   Number of             Shares Subject to
                                         Contractual              Shares Subject to             Exercisable
             Exercise Price             Life in Years                 Options                     Options
             --------------             -------------                 -------                     -------
             $0.0013                         7.0                       816,670                    571,670
             $0.0066                         8.0                       400,000                    400,000
             $0.2310                         8.0                       193,999                     38,167
             $0.9600                         9.0                        80,770                     80,770
             $1.0100 - $1.32                 9.0                        55,500                          -
             $1.4400                         8.5                     1,430,166                    564,499
             $1.9400 - $7.25                 9.0                       599,800                      3,333
             $7.5000                         8.5                       314,000                    104,667
             --------------------------------------------------------------------------------------------
                                             8.4                     3,890,905                  1,763,106
             --------------------------------------------------------------------------------------------

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

          Warrants

          The following tables summarize warrants outstanding as of September 30, 2001. At the time the warrants were issued, the fair value of the warrants was determined using a Black-Scholes option pricing model with the following weighted average assumptions for the period: risk-free interest rate of 6%, expected life of the warrants as indicated, expected volatility of 35% and a dividend yield of zero. Based on this valuation, the below noted values were allocated to the warrants:


                                                                                Number               Value
                                                                                ------               -----
          Outstanding warrants to purchase shares of common stock
            at $1.3574 per share, expiring December 10, 2002                    663,033            $    271

          Outstanding warrants to purchase shares of common stock
            at $1.53 per share, expiring February 28, 2003                    1,041,668                 281

          Outstanding warrants to purchase shares of common stock
            at $2.50 per share, expiring February 28, 2003                      100,000                  27

          Outstanding warrants to purchase shares of common stock
            at $2.00 per share, expiring March 30, 2004                         200,000                 100

          Outstanding warrants to purchase shares of common stock
            at $6.50 per share, expiring on the third anniversary
            of an effective registration statement (1)                        1,075,715               2,394
                                                                              ---------               -----
                                                                              3,080,416               3,073
         Allocated cost of issuance                                                                    (260)
                                                                                                      -----
         Total                                                                                      $ 2,813
                                                                                                    -------


          (1) Of the warrants, 1,075,715 have an exercise price that declines by $0.50 each month (or prorated portion thereof), to a minimum of $3.75, until the date (the "Effectiveness Date") on which a registration statement covering the shares underlying such warrants was declared effective by the Securities and Exchange Commission. To date, our registration statement has not yet been declared effective.

          (2) Of the warrants, 2,050,412 will expire upon closing of the merger with Corel.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================
7.   INCOME TAXES

     The following is a geographic breakdown of consolidated loss before income taxes by income tax jurisdiction:

                                                     September 30,
                                          2001           2000          1999
                                          ----           ----          ----
          United States                $  (7,713)     $    (87)      $     --
          Foreign                         (7,519)       (6,630)        (1,628)
          --------------------------------------------------------------------
                                       $ (15,232)     $ (6,717)      $ (1,628)
          --------------------------------------------------------------------

     There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses in all periods.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                                 September 30,
                                                                                 -------------
                                                                           2001               2000
                                                                           ----               ----
         Net deferred tax assets:
          Operating loss carry-forwards                                  $   7,196            $   2,399
          Unclaimed foreign scientific research, experimental
           development expenditures and investment tax credits               1,936                  535
          Other                                                                 16                  105
         ----------------------------------------------------------------------------------------------
         Deferred tax assets                                                 9,148                3,039
         Less valuation allowance                                           (9,148)              (3,039)
         ----------------------------------------------------------------------------------------------
         Net deferred tax assets                                         $      --            $      --
         ----------------------------------------------------------------------------------------------


     Realization of deferred tax assets is dependent upon future earnings, if any. The timing and amount of such future earnings are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. During the year ended September 30, 2001, the valuation allowance increased by approximately $6.1 million.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

     The Company and its subsidiaries have the following losses available as at September 30, 2001 for carry forward, which if unused, will expire as follows:

                                  United States     Canadian     United Kingdom

       2006                         $     --        $    374       $     --
       2007                               --           4,453             --
       2008                               --           4,693             --
       2015                            5,550              --             --
       Indefinite carry-forward           --              --          3,548
       --------------------------------------------------------------------
                                    $  5,550        $  9,520       $  3,548
       --------------------------------------------------------------------

     The Company's Canadian subsidiary has investment tax credits that are available for carry-forward to reduce future years' taxes payable expiring from 2009 to 2011. In addition the Company's Canadian subsidiary has unclaimed scientific research and experimental development expenditures that may be carried forward indefinitely to reduce future years' federal taxable income.

8.   SEGMENTED INFORMATION

     The  Company's  operations  fall into one dominant  industry  segment,  the development, marketing and support of digital content authoring and publishing software tools and related services. The Company manages its operations and accordingly determines its operating segments on a geographic basis. The performance of geographic segments is monitored based on net loss. Inter-segment transactions are reflected at market value. The accounting policies of the geographic segments are the same as those described in Note 2.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================


                                                 Year ended September 30, 2001
                                                 -----------------------------
                                                North
                                               America      Europe       Total

     Revenue
        Licenses                               $  2,294    $  1,404    $  3,698
        Services                                  1,806         143       1,949
        Inter-segment royalties                     103          --         103
     --------------------------------------------------------------------------
                                                  4,203       1,547       5,750
     --------------------------------------------------------------------------
     Cost of revenue
        Licenses                                    218         136         354
        Services                                  2,227         258       2,485
        Inter-segment royalties                      --         103         103
     --------------------------------------------------------------------------
                                                  2,445         497       2,942
     --------------------------------------------------------------------------
                                                  1,758       1,050       2,808
     --------------------------------------------------------------------------
     Expenses
        Selling and marketing                     5,020       1,262       6,282
        Research and development                  2,099          --       2,099
        General and administrative                5,821         708       6,529
        Amortization                              1,653          42       1,695
     --------------------------------------------------------------------------
                                                 14,593       2,012      16,605
     --------------------------------------------------------------------------
                                                (12,835)       (962)    (13,797)
     --------------------------------------------------------------------------
     Other (income) expenses
        Interest                                   (434)         (5)       (439)
        Intercompany charges                       (408)        408          --
        Other expenses                            1,874          --       1,874
     --------------------------------------------------------------------------
                                                  1,032         403       1,435
     --------------------------------------------------------------------------
     Net loss                                  $(13,867)   $ (1,365)   $(15,232)
     --------------------------------------------------------------------------
     Total assets                              $  8,275    $    614    $  8,889
     --------------------------------------------------------------------------
     Expenditures for segment capital assets   $    178    $     22    $    200
     --------------------------------------------------------------------------

There were two customers in North America and one customer in Europe who each had greater than 10% of the total sales in their respective market.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

                                                 Year ended September 30, 2000
                                                 -----------------------------
                                                North
                                               America      Europe       Total

     Revenue
       Licenses                                $  2,460    $  1,782    $  4,242
       Services                                      44          --          44
       Inter-segment royalties                      257          --         257
     --------------------------------------------------------------------------
                                                  2,761       1,782       4,543
     --------------------------------------------------------------------------
     Cost of revenue
       Licenses                                     243         285         528
       Services                                     339          --         339
       Inter-segment royalties                       --         257         257
     --------------------------------------------------------------------------
                                                    582         542       1,124
     --------------------------------------------------------------------------
                                                  2,179       1,240       3,419
     --------------------------------------------------------------------------
     Expenses
       Selling and marketing                      3,534       1,705       5,239
       Research and development                   1,958          --       1,958
       General and administrative                 3,052         308       3,360
     --------------------------------------------------------------------------
                                                  8,544       2,013      10,557
     --------------------------------------------------------------------------
                                                 (6,365)       (773)     (7,138)
     --------------------------------------------------------------------------
     Other (income) expenses
       Interest                                    (584)         (1)       (585)
       Other expenses                               164          --         164
     --------------------------------------------------------------------------
                                                   (420)         (1)       (421)
     --------------------------------------------------------------------------
     Net loss                                  $ (5,945)   $   (772)   $ (6,717)
     --------------------------------------------------------------------------
     Total assets                              $ 18,323    $    725    $ 19,048
     --------------------------------------------------------------------------
     Expenditures for segment capital assets   $    847    $    187    $  1,034
     --------------------------------------------------------------------------

There were four customers in North America and one customer in Europe who each had greater than 10% of the total sales in their respective market.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

                                                 Year ended September 30, 1999
                                                 -----------------------------
                                                North
                                               America      Europe       Total

     Revenue
      Licenses                                  $ 2,069     $ 1,222     $ 3,291
      Services                                       --          --          --
     --------------------------------------------------------------------------
                                                  2,069       1,222       3,291
     --------------------------------------------------------------------------

     Cost of revenue
      Licenses                                      383         188         571
      Services                                       64          --          64
     --------------------------------------------------------------------------
                                                    447         188         635
     --------------------------------------------------------------------------
                                                  1,622       1,034       2,656
     --------------------------------------------------------------------------

     Expenses
      Selling and marketing                       1,094         959       2,053
      Research and development                    1,069          --       1,069
      General and administrative                    874         220       1,094
                                                  3,037       1,179       4,216
                                                 (1,415)       (145)     (1,560)
     Other expenses
      Interest                                       14          --          14
      Other expenses                                 54          --          54
     --------------------------------------------------------------------------
                                                     68          --          68
     --------------------------------------------------------------------------

     Net loss before value of share capital
      accrued or acquisition of warrants         (1,483)       (145)     (1,628)
     Value of share capital issued on
      acquisition of warrants                     1,388          --       1,388
     --------------------------------------------------------------------------
     Net loss attributable to shareholders      $(2,871)    $  (145)    $(3,016)
     --------------------------------------------------------------------------
     Total assets                               $ 1,492     $   313     $ 1,805
     --------------------------------------------------------------------------
     Expenditures for segment capital assets    $    54     $    14     $    68
     --------------------------------------------------------------------------

     There were two customers in North America and one customer in Europe who each had greater than 10% of the total sales in their respective market.

                             SOFTQUAD SOFTWARE, LTD.
             Notes to Consolidated Financial Statements - continued
          (in thousands of U.S. dollars, except per share information)
================================================================================

9.   COMMITMENTS

     The Company is committed to paying a success fee of $600 to a financial advisor upon closing of the proposed merger with Corel.

     The Company is committed to the following minimum lease payments under operating leases for its office premises and certain equipment as of September 30, 2001:

                      2002                $   239
                      2003                    181
                      2004                     92
                      2005                     54
                      2006                     --
                      ---------------------------
                                          $   566
                      ---------------------------

10.  FINANCIAL INSTRUMENTS

     Fair value

     All financial assets and liabilities are stated at book value, which approximate fair value.

     Credit risk

     The Company is subject to risk of non-payment of accounts receivable. The Company mitigates this risk by monitoring the credit worthiness of its customers and limiting its concentration of receivables to any customer or specific group of customers. At September 30, 2001 40% (September 30, 2000
     - 34% and 1999 - 32%) of the trade accounts receivable balance was owing from two customers (two customers - September 30, 2000 and 1999).

     Foreign exchange risk

     The Company may undertake sales and purchase transactions in foreign currencies, and therefore is subject to gains or losses due to fluctuations in foreign currencies.


                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
2.1                 Acquisition Agreement among SoftQuad Software, Ltd., SoftQuad Acquisition Corp. and SoftQuad Canada, dated
                    December 16, 1999(1)
2.2                 Plan and Agreement of Merger between The American Sports Machine, Inc. and SoftQuad Software, Ltd., dated
                    March 1, 2000(2)
2.3                 Agreement and Plan of Reorganization among The American Sports Machine, Inc., SoftQuad Software, Ltd. and
                    its Stockholders, dated March 1, 2000(2)
2.4                 Plan and Agreement of Merger between The American Sports Machine, Inc. and SoftQuad Software, Ltd., dated
                    March 9, 2000(4)
2.6                 Merger Agreement by and among Corel Corporation, Calgary II Acquisition Corp. and SoftQuad Software, Ltd.,
                    as amended and restated, dated August 7, 2001(5)
3.1                 Restated Certificate of Incorporation of SoftQuad Software, Ltd. (7)
3.2                 Restated By-Laws of SoftQuad Software, Ltd. (1)
4.1                 Agent's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class A
                    Convertible Stock Purchase Agreement, dated December 9, 1999(1)
4.2                 Purchaser's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class A
                    Convertible Stock Purchase Agreement, dated December 9, 1999(1)
4.3                 VC Advantage Limited Partnership's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd.
                    pursuant to the Class B Convertible Stock Purchase Agreement, dated February 28, 2000(1)
4.4                 Hammock Group Ltd.'s Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the
                    Class B Convertible Stock Purchase Agreement, dated February 28, 2000(1)
4.5                 Agent's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B
                    Convertible Stock Purchase Agreement with VC Advantage Limited Partnership, dated February 29, 2000(1)
4.6                 Agent's Warrant to Purchase Shares of Common Stock of SoftQuad Software, Ltd. pursuant to the Class B
                    Convertible Stock Purchase Agreement with Hammock Group Ltd., dated February 29, 2000(1)
4.7                 Warrant Indenture Agreement between SoftQuad Software, Ltd. and Montreal Trust Company of Canada, dated
                    April 18, 2000(1)
4.8                 Form of Subscription Agreement for Canadian Subscribers in April 18, 20 and June 5, 2000 private placements(1)
4.9                 Form of Subscription Agreement for American Subscribers in April 18, 20 and June 5, 2000 private placements(1)
4.10                Registration Rights Agreement between SoftQuad Software Ltd., VC Advantage Limited Partnership and Thomson
                    Kernaghan & Co. Limited, as agent, in connection with the Common Stock Purchase Agreement, dated December
                    8, 1999 and the Class A Convertible Stock Purchase Agreement, dated December 9, 1999(1)
4.11                Registration Rights Agreement between SoftQuad Software Ltd., VC Advantage Limited Partnership and Thomson
                    Kernaghan & Co. Limited, as agent, in connection with the Class B Convertible Stock Purchase Agreement, dated February 28, 2000(1)



4.12                Registration Rights Agreement between SoftQuad Software Ltd. Hammock Group Ltd. and Thomson Kernaghan & Co.
                    Limited, as agent, in connection with the Class B Convertible Stock Purchase Agreement, dated February 28,
                    2000(1)
4.13                Registration Rights Agreement between SoftQuad Software, Ltd. and SmallCaps Online LLC, for itself and as agent, dated April 18, 2000(1)
4.14                Registration Rights Agreement between SoftQuad Software, Ltd. and Thomson Kernaghan & Co. Limited, for
                    itself and as agent, dated April 18, 2000(3)
4.15                Waiver Agreement among SoftQuad Software, Ltd, SoftQuad Software, Inc., Thomson Kernaghan & Co. Limited and
                    VC Advantage Limited Partnership, dated February 28, 2001(7)
9.1                 Voting Trust and Exchange Agreement, among SoftQuad Software, Ltd., SoftQuad Acquisition Corp., SoftQuad
                    Software, Inc. and Computershare Trust Company of Canada, dated February 2000(3)
10.1                Form of Option Holder Lock-Up Agreement, dated December 10, 1999(1)
10.2                Form of Option Holder Escrow Agreement, dated December 16, 1999(1)
10.3                Common Stock Purchase Agreement between SoftQuad Software, Ltd. (referred to in this Report as FinanceCo.)
                    and VC Advantage Limited Partnership, dated December 8, 1999(1)
10.4                Class A Convertible Preferred Stock Purchase Agreement between SoftQuad Software, Ltd. and VC Advantage
                    Limited Partnership, dated December 9, 1999(1)
10.5                VC Advantage Limited Partnership Class B Convertible Preferred Stock Purchase Agreement, dated February 28,
                    2000(1)
10.6                Hammock Group Ltd. Class B Convertible Preferred Stock Purchase Agreement, dated February 28, 2000(1)
10.7                Special Warrant Purchase Agreement between SoftQuad Software, Ltd. and Thomson Kernaghan & Co. Limited, as
                    Agent, dated May 18, 2000(1)
10.8                Engagement Letter Agreement between SoftQuad Software Inc and Thomson Kernaghan & ` Co. Limited, dated
                    February 28, 2000(1)
10.9                Form of Share Purchase Agreement for acquisition of shares of SoftQuad Software Inc. (3)
10.10               Form of Option Exchange Agreement for acquisition of options of SoftQuad Software Inc. (3)
10.11               Form of Indemnification Agreement between Registrant and its officers and directors(1)
10.12               2000 Stock Option Plan and Forms of Agreements thereunder(1)
10.13               Advisory Services Agreement between the SoftQuad Software Inc. and KBL Capital Partners Inc., dated April
                    9, 1999, amended July 31, 1999(1)
10.14               Agency Agreement between SoftQuad Software, Ltd. and Thomson Kernaghan & Co. Limited, dated April 18,
                    2000(1)
10.15               Employment Agreement between SoftQuad Software, Ltd. and Roberto Drassinower, dated October 14, 2000(6)
10.16               Employment Agreement between SoftQuad Software, Ltd. and Nick Mongston, dated
                    November 21, 1999(6)
10.17               Employment Agreement between SoftQuad Software, Ltd. and Peter Sharpe, dated
                    November 1, 2000(6)
10.18               Employment Agreement between SoftQuad Software, Ltd. and Bruce Sharpe, dated
                    November 1, 2000(6)
10.19               Employment Agreement between SoftQuad Software, Ltd. and David R. Lewis, dated
                    February 2, 2001(6)
10.20               Employment Agreement between SoftQuad Software, Ltd. and Laura Wallace, dated
                    January 1, 2001
21                  Subsidiaries of the Registrant
23                  Consent of Deloitte and Touche LLP


_________________

(1) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-QSB dated June 30, 2000.
(2) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated March 9, 2000.

(3) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated April 21, 2000.
(4) Incorporated by reference to Exhibits to the Registrant's Definitive Information Statement on Schedule 14C dated March 21, 2000.
(5) Incorporated by reference to Exhibits to the Registrant's Proxy Statement included on Amendment No. 1 to the Registration Statement on Form S-4 of Corel Corporation dated November 16, 2001.
(6) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form SB-2, dated September 18, 2001.
(7) Incorporated by reference to Exhibits to the Registrant's Definitive Information Statement on Schedule 14C dated April 4, 2000.