Form 10QSB
period 2001-12-31
SOFTQUAD SOFTWARE LTD
filed 2002-02-14
CIK 1081987

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2001
                                 -----------------------------------------------

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
Yes  X     No
    ----     ---

     The number of shares of common stock, par value $.001 per share, outstanding as of February 14, 2002 was 13,899,941 In addition, there were 3,036,710 outstanding exchangeable shares of the registrant's subsidiary, SoftQuad Acquisition Corp., which have voting and economic rights functionally equivalent to shares of common stock. The number of shares outstanding does not include any shares subject to derivative securities.

     Transitional Small Business Disclosure Format (check one): Yes       No X
                                                                   ----     ----

                             SOFTQUAD SOFTWARE, LTD.

                                QUARTERLY REPORT
                         QUARTER ENDED DECEMBER 31, 2001

                                    CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets
            December 31, 2001 (unaudited) and September 30, 2001.............  1
          Condensed Consolidated Statements of Operations
          Three Months Ended December 31, 2001 and December 31,
            2000 (unaudited).................................................  2
          Condensed Consolidated Statements of Cash Flows
            Three Months Ended December 31, 2001 and December 31,
            2000 (unaudited).................................................  3
          Notes to Condensed Consolidated Financial Statements (unaudited)...  4
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     26

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                                                    SOFTQUAD SOFTWARE, LTD.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (dollars in thousands)

                                                                              December 31, 2001     September 30, 2001
                                                                              -----------------     ------------------
                                                                                 (unaudited)               (1)
ASSETS
Current
      Cash and cash equivalents                                                $            801        $        2,261
      Accounts receivable                                                                   788                   815
      Work in process and other inventory                                                   642                   469
      Prepaid expenses and deposits                                                         323                   499
                                                                              -----------------     -----------------
                  Total Current Assets                                                    2,554                 4,044
Capital assets                                                                              839                   905
Goodwill                                                                                  3,940                 3,940
                                                                              -----------------     -----------------
                  TOTAL ASSETS                                                   $        7,333          $      8,889
                                                                              -----------------     -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                           $        1,052          $        924
      Accrued liabilities                                                                 1,267                 1,284
      Deferred revenue                                                                      371                   308
                                                                              -----------------     -----------------
                  Total Current Liabilities                                               2,690                 2,516
                                                                              -----------------     -----------------

Shareholders' Equity
      Share Capital                                                                       4,910                 4,917
      Additional Paid-In-Capital                                                         27,165                27,169
      Deferred Stock Compensation Expense                                                  (506)                 (399)
      Accumulated Other Comprehensive Loss                                                 (286)                 (281)
      Deficit                                                                           (26,640)              (25,033)
                                                                              ------------------    ------------------
                  Total Shareholders' Equity                                              4,643                 6,373
                                                                              -----------------     -----------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $        7,333          $      8,889
                                                                              =================     =================

(1) The balance sheet at September 30, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   The accompanying notes to these financial statements are an integral part of these condensed consolidated balance sheets.


                                SOFTQUAD SOFTWARE, LTD.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share information)
                                       (unaudited)

                                                                Three Months Ended
                                                                   December 31,
                                                        ----------------------------------
                                                             2001                 2000
                                                        ------------          ------------
REVENUE
  License                                                      $ 723               $ 1,000
  Service                                                        785                   263
                                                        ------------          ------------
TOTAL REVENUE                                                  1,508                 1,263
                                                        ------------          ------------

COST OF REVENUE
  License                                                         28                    84
  Service                                                        550                   504
                                                        ------------          ------------
TOTAL COST OF REVENUE                                            578                   588
                                                        ------------          ------------
GROSS PROFIT                                                     930                   675
                                                        ------------          ------------

OPERATING EXPENSES
   Research and development                                      431                   627
   Selling and marketing                                       1,003                 4,134
   General and administrative                                  1,001                 1,093
   Amortization                                                   66                   335
                                                        ------------          ------------
TOTAL OPERATING EXPENSES                                       2,501                 6,189
                                                        ------------          ------------

OPERATING LOSS                                                (1,571)               (5,514)
INTEREST INCOME                                                   (4)                 (203)
OTHER EXPENSE, NET                                                40                     -
                                                        -------------         ------------
NET LOSS                                                    $ (1,607)             $(5,311)
                                                        =============         =============

OTHER COMPREHENSIVE LOSS
    Foreign currency translation adjustments                      (5)                   33
COMPREHENSIVE LOSS APPLICABLE TO COMMON SHAREHOLDERS        $ (1,612)             $ (5,278)
                                                        =============         =============

LOSS PER SHARE-BASIC                                         $ (0.09)             $  (0.41)
                                                             --------              --------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING(1)                                     16,924,158            13,075,835
                                                        -------------         ------------



(1) Includes 3,086,710 exchangeable shares (December 31, 2000 - 5,673,605) of SoftQuad Acquisition Corp. See Note 5.

    The accompanying notes to these financial statements are an integral part of these condensed consolidated statements of operations.

                                                       SOFTQUAD SOFTWARE, LTD.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (dollars in thousands)
                                                            (unaudited)

                                                                                   Three Months Ended December 31,
                                                                                   -------------------------------

                                                                                     2001                  2000
                                                                                     ----                  ----
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss                                                                              $(1,607)           $ (5,311)
Adjustments to reconcile net loss to net cash used for operating activities
     Compensation recorded on stock options                                              (107)                 64
     Issuance of share capital for services                                                 -               1,380
     Amortization of capital assets                                                        66                 127
     Amortization of goodwill                                                               -                 208
Changes in non-cash operating working capital items
     Accounts receivable                                                                   27                 (40)
     Work in process and inventory                                                       (173)                (22)
     Prepaid expenses and deposits                                                        176                 302
     Accounts payable and accrued liabilities                                             111                (335)
     Deferred revenue                                                                      63                   3
                                                                             ----------------      --------------
Net cash used in operating activities                                                  (1,444)             (3,624)
                                                                             -----------------     ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of subsidiary, net of cash                                                    -                (164)
     Purchase of capital assets                                                             -                 (98)
                                                                             ----------------      ---------------
Net cash used in investing activities                                                       -                (262)
                                                                             ----------------      ---------------

CASH FLOWS USED IN FINANCING ACTIVITIES
     Share issuance costs                                                                 (11)                (62)
                                                                             -----------------     ---------------
 Net cash used in financing activities                                                    (11)                (62)
                                                                             -----------------     ---------------

FOREIGN EXCHANGE                                                                           (5)                 33
                                                                             -----------------     --------------

NET CASH OUTFLOW                                                                       (1,460)             (3,915)
CASH POSITION, BEGINNING OF PERIOD                                                      2,261              16,306
                                                                             ----------------      --------------
CASH POSITION, END OF PERIOD                                                             $801            $ 12,391
                                                                             ================      ==============

CASH INCLUDES THE FOLLOWING:
         Cash                                                                            $801                $638
         Cash equivalents                                                                   -              11,753
                                                                             ----------------       --------------
                                                                                         $801           $  12,391
                                                                             ----------------       -------------
SUPPLEMENTARY FINANCIAL INFORMATION
        Interest received                                                               $   4               $ 216
        Issuance of share capital as payment for services                               $   -              $1,380

  The accompanying notes to these financial statements are an integral part of these condensed consolidated statements of cash flows.

                             SOFTQUAD SOFTWARE, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 and 2000
                                   (unaudited)
                    (tabular amounts in thousands of dollars)

NOTE 1.  DESCRIPTION OF BUSINESS

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

     On August 7, 2001, the Company signed a definitive merger agreement with Corel Corporation ("Corel"). The transaction is expected to close during Corel's second quarter ending May 31, 2002.

NOTE 2.  BASIS OF PRESENTATION

     The Company has determined that it will not have sufficient cash and cash equivalents to meet its working capital requirements for the next three months, as the Company's revenue projections continue to decrease due to recent economic conditions, and as certain expenses increase due to the costs associated with negotiating and completing the planned merger with Corel. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that entering into the strategic merger with Corel, in light of the increasingly difficult environment in the public and private markets for raising financing, is the best alternative available currently to the Company. If the merger close is delayed or the merger fails to close, additional funds will be required to support the Company's working capital requirements or for other purposes. The terms of the merger agreement permit the Company to effect additional financing through the issuance of equity or debt, provided that (i) it has not exceeded its operating budget by more than 10% and
(ii) Corel has a right of first refusal over any financing requirements. If Corel waives this right, the Company may seek to raise such additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available at all, or if available will be on terms favorable to the Company, or that any additional financing will not be dilutive.

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

     In the opinion of management, the financial statements and the related notes included herein present fairly, in all material respects, the financial position and quarterly results of operations of the Company and its wholly owned subsidiaries as at and for the three month period ended December 31, 2001. Interim results are subject to year-end adjustments and audit by independent auditors.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. The stated financial position and quarterly results of operations are not necessarily indicative of expected results for future periods. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included with our Form 10-KSB for the year ended September 30, 2001.

NOTE 3.  REVENUE RECOGNITION

     We recognize revenue in accordance with applicable accounting regulations, including American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," and related interpretations and amendments, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Revenue from sale of software licenses is recognized when a contract has been executed, the software has been delivered, the sales price is fixed and determinable and collection of the resulting receivable is probable. Post contract support revenue is recognized ratably over the support period. Amounts billed in advance of revenue recognition are recorded as deferred revenue. Professional services revenue is recognized as the services are performed.

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

NOTE 4.  GOODWILL

     In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the systematic amortization of all goodwill and other intangible assets over a prescribed estimated useful life, which presumes that these are wasting assets. Instead, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however early application is permitted for entities with fiscal years beginning after March 15, 2001.

     The Company adopted SFAS No. 142 for the fiscal year beginning October 1, 2001. The impact of adopting SFAS No. 142 on the three months ended December 31, 2001 has been a reduction in amortization expense of $459,000.

NOTE 5.  SHAREHOLDERS' EQUITY

     The Company's authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and one share of special voting stock, $0.001 par value.

DESCRIPTION OF CAPITAL STOCK

COMMON STOCK

     As of December 31, 2001, there were 13,837,448 shares of common stock issued and outstanding. In addition, there were 3,086,710 shares reserved for issuance upon the exchange of exchangeable shares of the Company's subsidiary, SoftQuad Acquisition Corp. ("SAC"), which are described below.

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

PREFERRED STOCK

     As of December 31, 2001, there were 1,473,405 shares of Class A preferred stock and 1,589,127 shares of Class B preferred stock issued and outstanding.

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

SPECIAL VOTING STOCK

     As of December 31, 2001, the one authorized share of special voting stock has been issued to Computershare Trust Company of Canada in its capacity as trustee for the benefit of holders of exchangeable shares of SAC. The special voting share is the vehicle through which holders of exchangeable shares are able to exercise their voting rights, as described below under "Exchangeable Shares of SoftQuad Acquisition Corp." The special voting stock has attached to it a number of votes equal to the number of exchangeable shares outstanding from time to time (other than exchangeable shares held by the Company or its affiliates), which votes may be cast at any meeting at which common stockholders are entitled to vote. When all exchangeable shares are held by the Company or its affiliates (as a consequence of their redemption or repurchase), the special voting share will be cancelled.

EXCHANGEABLE SHARES OF SAC

     As of December 31, 2001, there were 3,086,710 exchangeable shares of SAC (the Company's subsidiary) issued and outstanding. The exchangeable shares were issued to certain shareholders of SoftQuad Software Inc. ("SoftQuad Canada") in exchange for their shares of SoftQuad Canada in connection with the acquisition by the Company of all of the outstanding shares of SoftQuad Canada. The exchangeable shares have economic and voting rights functionally equivalent to shares of the Company's common stock, and were issued to certain shareholders in lieu of shares of the Company's common stock because of certain tax considerations.

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

OPTIONS

     As of December 31, 2001, there were options outstanding to purchase 3,716,572 shares of common stock with a weighted average exercise price per share of $2.0270

WARRANTS

     As of December 31, 2001, there were warrants outstanding to purchase 3,080,416 shares of common stock with a weighted average purchase price per share of $2.5920. Warrants to purchase 663,033 shares expire on December 10, 2002, warrants to purchase 1,141,668 shares expire on February 28, 2003, warrants to purchase 200,000 shares expire on March 30, 2004, and warrants to purchase 1,075,715 shares expire on the second anniversary of the effective date of the registration statement covering the shares underlying these warrants.

     Of the warrants, 1,075,715 have an exercise price that declines by $0.50 per month (or prorated portion thereof), to a minimum of $3.75, until the date on which a registration statement covering the shares underlying such warrants is declared effective by the Securities and Exchange Commission. To date, no registration statement has been declared effective. As a result, the exercise price of these warrants at December 31, 2001 is $4.50 per warrant.

DETAILS OF SHARE CAPITAL

The following table summarizes the details of share capital:

                                                                                    December 31,        September 30,
   Preferred stock, par value $0.001 per share                                           2001               2001
                                                                                         ----               ----
      Authorized:  25,000,000 shares                                                 (unaudited)
      Issued and outstanding:
        Class A shares: 1,473,405 at December 31, 2001 and September 30, 2001                    $1                $1
        Class B shares: 1,589,127 at December 31, 2001 and September 30, 2001                     2                 2
   Special voting stock, par value $0.001 per share
      Authorized:  1 special voting share
      Issued and outstanding:  1 at December 31, 2001 and September 30, 2001                      1                 1
   Common stock, par value $0.001 per share
      Authorized:  50,000,000 shares
      Issued and outstanding: 16,924,158 at December 31, 2001 and
      September 30, 2001  (1)                                                                 2,093             2,100
   Warrants to purchase common stock                                                          2,813             2,813
                                                                                  ----------------- -----------------
                                                                                             $4,910            $4,917
                                                                                             ======            ======


(1)    Includes 3,086,710 exchangeable shares of SAC.

STOCK OPTIONS

      The following tables summarize the status of stock options outstanding as at December 31, 2001:

                            Summary of Stock Options
                            ------------------------
                                   (unaudited)

                                                                      Number of
                                                       Weighted        Shares
                                                       Average       Subject to
                                                    Exercise Price     Options
                                                    --------------   -----------

Balance September 30, 2001                               $2.0024      3,890,905
    Forfeited                                            $1.4773      (174,333)
Balance December 31, 2001                                             3,716,572
                                                                  =============
Weighted average exercise price of options
granted                                                  $2.0270
                                                  ==============

                               Outstanding Options
                               -------------------
                                   (unaudited)

                                                                Number of Shares
                           Remaining        Number of Shares       Subject to
                      Contractual Life in      Subject to         Exercisable
 Exercise Price              Years               Options            Options
 --------------       -------------------   ----------------    ----------------
  $ 0.0013                    6.75                   816,670             816,670
  $ 0.0066                    7.75                   400,000             400,000
  $ 0.2310                    7.75                   193,999             117,333
  $ 0.96                      7.75                    80,770              80,770
  $ 1.01 - 1.44               8.25                 1,314,000             227,833
  $ 1.94 - $7.25              8.75                   598,133             186,667
  $ 7.50                      8.25                   313,000             114,833
                                            ------------------------------------
                             Total                 3,716,572           1,944,106
                                                   =========           =========


WARRANTS

     The following tables summarize warrants outstanding as at December 31, 2001:

                                            Warrants
                                            --------
                                           (unaudited)
                                                                          Number of
                                                                       Shares Subject
                                                                         to Warrants             Amount
                                                                       -----------------------------------

Outstanding warrants to purchase shares of common stock at
$1.3574 per share, expiring December 10, 2002                                663,033                 $271

Outstanding warrants to purchase shares of common stock at
$1.53 per share, expiring February 28, 2003                                1,041,668                  281

Outstanding warrants to purchase shares of common stock at
$2.50 per share, expiring February 28, 2003                                  100,000                   27

Outstanding warrants to purchase shares of common stock at
$2.00 per share, expiring March 30, 2004                                     200,000                  100

Outstanding warrants to purchase shares of common stock at
$4.50 per share (as at December 31, 2001), expiring on the
second anniversary of the effective date of a registration
statement covering the underlying shares                                   1,075,715                2,394
                                                                       ---------------    ----------------
                                                                           3,080,416                3,073

Issuance Costs                                                                                       (260)
                                                                                                   -------
Total                                                                                              $2,813
                                                                                                   ======


NOTE 6.  LOSS PER SHARE

     Basic loss per share is based on the weighted effect of all shares of common stock issued and outstanding and is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period. Diluted loss per share has not been presented because the effect of the assumed exercise or conversion of the Company's convertible preferred stock, options and warrants to purchase common stock, is antidilutive due to the Company's net loss for the indicated period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock used in the basic net loss per share calculation plus the number of shares of common stock that would be issued assuming conversion of all potentially dilutive derivative securities outstanding.

     The following table presents the calculation of basic loss per share of common stock:

                                                           Three Months Ended      Three Months Ended
                                                           December 31, 2001       December 31, 2000
                                                           -----------------       -----------------
                                                              (unaudited)             (unaudited)
Historical:
     Net loss applicable to common stockholders                     $(1,607)                $(5,311)
     Weighted average shares  (1)                                 16,924,158              13,075,835
     Basic loss per share                                            $(0.09)                 $(0.41)


(1)  Includes 3,086,710  exchangeable  shares (December 31, 2000 - 5,673,605) of
     SAC.

NOTE 7 - SEGMENTED INFORMATION

     The Company's operations fall into one dominant industry segment, the software industry. The Company manages its operations and accordingly determines its operating segments on a geographic basis. The performance of geographic segments is monitored based on net loss. Inter-segment transactions are reflected at market value.


                                         Three months ended December 31,           Three months ended December 31,
                                                     2001                                      2000
                                    ----------------------------------------  ------------------------------------
                                    North America   Europe       Total        North America   Europe      Total
                                    ----------------------------------------  ------------------------------------
                                                  (unaudited)                            (unaudited)

Revenue
   Licenses                                  $416        $307          $723            $634       $366     $1,000
   Services                                   748          37           785             214         49        263
   Inter-segment royalties                     32           -            32              26          -         26
-----------------------------------------------------------------------------------------------------------------
                                            1,196         344         1,540             874        415      1,289
-----------------------------------------------------------------------------------------------------------------

Cost of revenue
   License                                     17          11            28              15         69         84
   Services                                   476          74           550             454         50        504
   Inter-segment royalties                      -          32            32               -         26         26
------------------------------------------------------------------------------------------------------------------
                                              493         117           610             469        145        614
------------------------------------------------------------------------------------------------------------------

Expenses
   Research and development                   431           -           431             627          -        627
   Selling and marketing                      803         200         1,003           3,708        426      4,134
   General and administrative                 823         178         1,001             893        200      1,093
   Amortization                                57           9            66             327          8        335
------------------------------------------------------------------------------------------------------------------
                                            2,114         387         2,501           5,555        634      6,189
------------------------------------------------------------------------------------------------------------------
                                           (1,411)       (160)       (1,571)         (5,150)      (364)    (5,514)
------------------------------------------------------------------------------------------------------------------
Other (income)expenses
   Interest                                    (4)          -            (4)           (203)         -      (203)
   Other expenses                              40           -            40               -          -          -
------------------------------------------------------------------------------------------------------------------
                                               36           -            36            (203)         -      (203)
------------------------------------------------------------------------------------------------------------------
 Net loss                                 $(1,447)      $(160)      $(1,607)        $(4,947)     $(364)   $(5,311)
------------------------------------------------------------------------------------------------------------------
 Total assets                              $6,851        $482        $7,333         $19,490       $726    $20,216
------------------------------------------------------------------------------------------------------------------
 Expenditure for segment capital
assets                                    $-            $-          $-                  $79        $19        $98
------------------------------------------------------------------------------------------------------------------


There were two customers in North America (December 31, 2000 one customer) and one customer in Europe (December 31, 2000 one customer) who had greater than 10% of the total sales in their respective markets.

NOTE 8.  RECENT PRONOUNCEMENTS

     The Financial Accounting Standards Board approved for issuance SFAS 143 "Accounting for Asset Retirement Obligations" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company has determined that the adoption of these standards will not have an impact on the Company.

NOTE 9. SUBSEQUENT EVENTS

     On January 31, 2002, Corel and SoftQuad entered into a binding letter agreement, subject to the completion of definitive documentation, with respect to a bridge loan from Corel to SoftQuad in the aggregate amount of up to $2.0 million for use by SoftQuad to meet necessary operating costs including payroll. To secure SoftQuad's payment obligations under the loan facility, SoftQuad will grant to Corel a security interest in all of the assets, including but not limited to the intellectual property, of SoftQuad and its subsidiaries.

     Corel and SoftQuad entered into an amendment to the merger agreement on January 31, 2002, extending the deadline for the effective time of the merger from February 15, 2002 to March 31, 2002. In addition, the board of directors of SoftQuad agreed to waive the provision of the merger agreement that entitles SoftQuad to terminate the merger agreement if the volume weighted average trading price of a share of Corel common stock for the 10 trading days prior to the SoftQuad shareholders meeting is less than $2.1677.

On February 12, 2002, the Company distributed proxy materials to all voting stockholders related to the Special Meeting relating to the approval of the merger with Corel. The date of the Special Meeting is set for March 14, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto as at and for the three months ended December 31, 2001 and 2000 contained elsewhere in this quarterly report on Form 10-QSB. In this report, "we," "us" and "our" refer to the business that is owned and conducted by SoftQuad Software, Ltd. and its subsidiaries and that was previously owned and conducted by their predecessors.

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

     We generate our revenue from license fees, maintenance and support contracts and professional services. We recognize revenue from license agreements on product delivery if an agreement exists with a fixed or determinable fee and collection of the related receivable is reasonably assured. Service revenue consists of fees for professional services. Revenue from maintenance and support agreements is initially recorded as deferred revenue and recognized as revenue over the term of the agreement. Revenue from professional services is recognized as the work is completed. Our cost of revenue includes costs to manufacture, package, and distribute our products and related documentation, royalty payments to third parties, payments to vendors and inventory write-downs, as well as personnel and other expenses related to providing professional services and customer support services.

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our development, selling and marketing and professional services teams, and to establish an administrative organization. As a result, we have incurred significant losses since inception. As of December 31, 2001, we had an accumulated deficit of approximately $26.6 million.

     The accompanying condensed consolidated financial statements have been prepared assuming that SoftQuad will continue as a going concern. However, the Company has determined that it will not have sufficient cash and cash equivalents to meet its working capital requirements for the next three months, as the Company's revenue projections continue to decrease due to recent economic conditions, and as certain expenses increase due to the costs associated with negotiating and completing the planned merger with Corel. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that entering into the strategic merger with Corel, in light of the increasingly difficult environment in the public and private markets for raising financing, is the best alternative available currently to the Company. If the merger close is delayed or the merger fails to close, additional funds will be required to support the Company's working capital requirements or for other purposes. The terms of the merger agreement permit the Company to effect additional financing through the issuance of equity or debt, provided that (i) it has not exceeded its operating budget by more than 10% and
(ii) Corel has a right of first refusal over any financing requirements. If Corel waives this right, the Company may seek to raise such additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available at all, or if available will be on terms favorable to the Company, or that any additional financing will not be dilutive.

OUR CURRENT CORPORATE STRUCTURE

     We currently conduct our operations through SoftQuad California., SoftQuad Canada and its wholly owned subsidiary, SoftQuad Limited. The following diagram illustrates the structure of SoftQuad and its subsidiaries:

                 -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --
               |            SOFTQUAD SOFTWARE, LTD.             |
               |           (a Delaware corporation)             |
               |                    "Softquad"                  |
               | -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --|
                      .                              .
                      .                              .
                      .  100% common equity          .   100% common equity
                      .                              .
  -- -- -- -- -- -- -- -- -- -- -- -- --         -- -- -- -- -- -- -- -- --
|   SOFTQUAD SOFTWARE CALIFORNIA, INC.  |      | SOFTQUAD ACQUISITION CORP.|
|      (a California corporation)       |      |   (an Ontario (Canada)    |
|        "SoftQuad California"          |      |        corporation)       |
|                                       |      |           "SAC"           |
| -- -- -- -- -- -- -- -- -- -- -- -- --|      | -- -- -- -- -- -- -- -- --|
                                                      .
                                                      .  100% common equity
                                                      .
                                                      .
                                                 -- -- -- -- -- -- -- -- --
                                               |   SOFTQUAD SOFTWARE INC.  |
                                               |    (an Ontario (Canada)   |
                                               |        corporation)       |
                                               |     "SoftQuad Canada"     |
                                               | -- -- -- -- -- -- -- -- --|
                                                      .
                                                      .  100% common equity
                                                      .
                                                      .
                                                 -- -- -- -- -- -- -- -- --
                                               |      SoftQuad Limited     |
                                               |   (a UK limited company)  |
                                               | -- -- -- -- -- -- -- -- --|


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     REVENUE

     Total revenue increased from $1.3 million in the three months ended December 31, 2000 to $1.5 million in the three months ended December 31, 2001, representing a 19% increase in revenue. Our revenue mix continues to change. During the period, we experienced a decrease of $216 thousand in license, support and maintenance fee revenue from XMetaL due to continued softness experienced in software spending offset by an increase in revenue of $522 thousand from our professional services group due primarily to higher levels of professional services activities and our acquisition of SoftQuad Software California, Ltd. ("SQ California") on November 20, 2000. As expected, revenues from our HoTMetaL's product decreased by $61 thousand as we continue to focus on XMetaL and related services. For the three months ended December 31, 2001, the share of revenue generated from XMetaL, professional services, and HoTMetaL was 43%, 52% and 5% respectively, compared with 69%, 10% and 21% respectively in the first quarter of fiscal 2001.

     We categorize our  geographic  information  into two major market  regions:
North America and Europe. In the three months ended December 31, 2001, the share of revenue generated from North America and Europe was 78% and 22%, respectively, compared with 68% and 32% respectively for the three months ended December 31, 2000. The higher proportionate share of revenue in North America, relative to the prior quarter, is due to higher levels of professional services revenue from North American customers. This trend is expected to continue during the current fiscal year.

     COST OF REVENUE

     Cost of revenue decreased slightly from $588 thousand for the three months ended December 31, 2000 to $578 thousand for the three months ended December 31, 2001, representing a decrease of 2%. This decrease is primarily due to a decrease of 67% in the cost of licenses due to lower licenses sales overall and our continued shift away from HoTMetaL to XMetaL, as multiple copies of XMetaL are more frequently shipped on one master disk which reduces our production and distribution costs. Service costs increased by 9% due to our acquisition of SoftQuad California on November 20, 2000. The cost of revenue has stabilized in our professional services and customer support services groups as we have no immediate hiring plans.

     RESEARCH AND DEVELOPMENT

     Research and development expenses decreased from $627 thousand in the three months ended December 31, 2000 to $431 thousand for the three months ended December 31, 2001, representing a decrease of 31%. The decrease is primarily attributable to lower personnel costs due to a reduction in headcount of four and continued weakness in the Canadian dollar during this period, which serves to decrease costs as all development activities take place in Canada. Compared to the first quarter of fiscal 2001, outside contractor costs also decreased due to a decreased level of overall development activities as development on MarketAgility has ceased. We believe that our current level of investment in research and development is at the appropriate level to attain our strategic objectives and, as a result, we expect that research and development expenses will continue at this level in future periods. To date, all software development costs have been expensed in the period incurred.

     SELLING AND MARKETING

     Selling and marketing expenses decreased from $4.1 million in the three months ended December 31, 2000 to $1.0 million for the three months ended December 31, 2001, representing a decrease of 76%. The decrease is primarily attributable to significantly lower investor relations costs as the investor relations program which ran in the first quarter of 2001 was not continued, and lower discretionary marketing expenses as fewer trade shows were attended in the first quarter of 2002 and overall, marketing activities were reduced. We expect selling and marketing expenses to continue at this level in future periods.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased slightly from $1.1 million in the three months ended December 31, 2000 to $1.0 million for the three months ended December 31, 2001, representing a decrease of 8%. The decrease is primarily attributable to decreased travel expenses due to cost containment in this area, reduced recruiting fees as no staff additions were made during the quarter and reduced telecommunication costs due to a reduced number of conference calls. Legal fees, as compared to the first quarter in 2001, were consistent, however, legal fees in the first quarter of 2001 related to operational matters while legal fees in the first quarter of fiscal 2002 relate primarily to costs associated with our merger with Corel. We believe we have developed an appropriate level of infrastructure and expect that general and administrative expenses will continue at this level, excluding costs associated with our merger with Corel.

     AMORTIZATION

     Amortization decreased from $335 thousand in the three months ended December 31, 2000 to $66 thousand for the three months ended December 31, 2001. The decrease is attributable to our adoption of SFAS 142 in the first quarter of fiscal 2002.

     NET LOSS

     Our net loss decreased from $5.3 million or $0.41 per share for the three months ended December 31, 2000 to $1.6 million or $0.09 per share for the three months ended December 31, 2001, reflecting a higher level of gross profit earned in the three months ended December 31, 2001 and lower operating costs in all departments for the same period. We expect to incur net losses for at least the next several quarters.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations and met our capital expenditure requirements through the private sale of equity and debt securities. From December 1999 to June 2000, we raised approximately $22.6 million in net proceeds from equity financings in order to expand our sales and marketing and product development efforts and support our administrative infrastructure.

     For the three months ended December 31, 2001 and 2000, net cash used in operating activities was $1.4 million and $3.6 million respectively. For the three months ended December 31, 2001 and 2000, the decrease in cash used for operating activities was primarily due to a net loss of $1.6 million and $5.3 million respectively, partially offset by the issuance of share capital for services and amortization.

     Net cash used in investing activities was nil and $262 thousand for the three months ended December 31, 2001 and 2000, respectively. During the first quarter of fiscal 2002, there were no capital asset purchases. At December 31, 2001, we did not have any material commitments for capital expenditures.

     Net cash used in financing activities was $11 thousand and $62 thousand for the three months ended December 31, 2001 and 2000, respectively. For the three months ended December 31, 2001, net cash used in financing activities represented increases in share issuance costs.

     At December 31, 2001, we had $801 thousand in cash and cash equivalents and a working capital deficiency of $136 thousand. This compares to $12.4 million in cash and cash equivalents and working capital of $10.8 million as of December 31, 2000.

     We do not have a line of credit for general operating expenses. We do have equipment lines of credit from vendors for certain office equipment, and no amounts have been committed under these vendor lines to date. At December 31, 2001, we had no notes or loans payable outstanding.

     The Company has determined that it will not have sufficient cash and cash equivalents to meet its working capital requirements for the next three months, as the Company's revenue projections continue to decrease due to recent economic conditions, and as certain expenses increase due to the costs associated with negotiating and completing the planned merger with Corel. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that entering into the strategic merger with Corel, in light of the increasingly difficult environment in the public and private markets for raising financing, is the best alternative available currently to the Company. If the merger close is delayed or the merger fails to close, additional funds will be required to support the Company's working capital requirements or for other purposes. The terms of the merger agreement permit the Company to effect additional financing through the issuance of equity or debt, provided that (i) it has not exceeded its operating budget by more than 10% and
(ii) Corel has a right of first refusal over any financing requirements. From the date of signing the merger agreement to December 31, 2001, the Company has not exceeded its operating budget by more than 10%. If Corel waives this right, the Company may seek to raise such additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available at all, or if available will be on terms favorable to the Company, or that any additional financing will not be dilutive.

     On January 31, 2002, Corel and SoftQuad entered into a binding letter agreement, subject to the completion of definitive documentation, with respect to a bridge loan from Corel to SoftQuad in the aggregate amount of up to $2.0 million for use by SoftQuad to meet necessary operating costs including payroll. To secure SoftQuad's payment obligations under the loan facility, SoftQuad will grant to Corel a security interest in all of the assets, including but not limited to the intellectual property, of SoftQuad and its subsidiaries.

                                  RISK FACTORS


The Risk Factors related to SoftQuad's merger with Corel and future capital requirements and SoftQuad's stock may not apply to the former holders of SoftQuad stock who hold Corel stock if and after the proposed merger with Corel is consummated. There may be additional risk factors that are applicable to Corel stockholders that are contained in the filings Corel has made or will make with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

     WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

     The Company has determined that it will not have sufficient cash and cash equivalents to meet its working capital requirements for the first calendar quarter of 2002, as the Company's revenue projections continue to decrease due to recent economic conditions, and as certain expenses increase due to the costs associated with negotiating and completing the planned merger with Corel. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that entering into the strategic merger with Corel, in light of the increasingly difficult environment in the public and private markets for raising financing, is the best alternative available currently to the Company. If the merger close is delayed or the merger fails to close, additional funds will be required to support the Company's working capital requirements or for other purposes. The terms of the Merger Agreement permit SoftQuad to effect additional financing through the issuance of equity or debt, provided that (i) it has not exceeded its operating budget by more than 10% and (ii) Corel has a right of first refusal over any financing requirements. From the date of signing the merger agreement to December 31, 2001, the Company has not exceeded its operating budget by more than 10%. If Corel waives this right, the Company may seek to raise such additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available at all, or if available will be on terms favorable to the Company, or that any additional financing will not be dilutive. New equity securities may also have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our net loss, revenue growth and cash position.

     On January 31, 2002, Corel and SoftQuad entered into a binding letter agreement, subject to the completion of definitive documentation, with respect to a bridge loan from Corel to SoftQuad in the aggregate amount of up to $2.0 million for use by SoftQuad to meet necessary operating costs including payroll. To secure SoftQuad's payment obligations under the loan facility, SoftQuad will grant to Corel a security interest in all of the assets, including but not limited to the intellectual property, of SoftQuad and its subsidiaries.

     WE HAVE INCURRED AND EXPECT TO CONTINUE TO INCUR LOSSES

     We have not achieved profitability and we expect to incur net losses for at least the next several quarters. To date, we have funded our operations primarily from the sale of equity and debt securities and borrowings. We incurred losses of $5.3 million and $1.6 million for the three months ended December 31, 2000 and 2001 and $3.0 million, $6.7 million and $15.2 million for the years ended September 30, 1999, 2000 and 2001. As of December 31, 2001, our losses have resulted in an accumulated deficit of $26.6 million. We plan to maintain our operating expenses at their current levels. We will need to generate significant revenues to achieve and maintain profitability. If our revenues do not increase quarter over quarter, our net losses in a given quarter may be even greater than expected. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

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

      THE TERMS OF COREL'S BRIDGE LOAN TO SOFTQUAD MAY ADVERSELY AFFECT SOFTQUAD

     In connection with a binding letter agreement we entered into with Corel on January 31, 2002 with respect to the bridge loan, Corel may extend up to $2 million secured bridge loan financing to us. The letter agreement contemplates that the bridge loan facility would become due on or about April 30, 2002 and may become due earlier if, for example, the merger agreement is terminated by either party or if we, in Corel's view, suffer a material adverse change. We do not currently have enough cash to repay this loan. Failure to repay the loan when due may result in exercise of creditors' remedies against us.

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

     THE IMPACT OF CHANGES IN GLOBAL ECONOMIC CONDITIONS ON OUR CUSTOMERS MAY CAUSE US TO FAIL TO MEET EXPECTATIONS

     Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the current macro-economic environment is more uncertain than in recent periods and has the potential to materially and adversely affect us. The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the areas in which we compete. Because our sales are primarily to corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and a lower growth rate and may increase the collection risk of our accounts receivable portfolio. Customers may defer the purchase of products if they experience a downturn in their business or if there is a downturn in the general economy.

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

     WE DEVELOP COMPLEX SOFTWARE PRODUCTS SUSCEPTIBLE TO SOFTWARE ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES OR DELAYED OR LIMITED MARKET ACCEPTANCE

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

     Consumers or businesses reject the Internet as a viable commercial medium.

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

     WE HAVE BECOME SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S PENNY STOCK RULES

     We have become subject to the SEC's penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in that security is provided by the exchange system). Unless exempt, the penny stock rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, the rules require that broker-dealers send monthly statements disclosing recent price information for each penny stock held in the account and information on the limited market in penny stocks. Because of the burden placed on broker-dealers to comply with the penny stock rules, stockholders may have difficulty selling our common stock in the open market as our market price is below $5.00 per share.


PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

              None.

         (b) Reports on Form 8-K.

              None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                    SOFTQUAD SOFTWARE, LTD.

Date:  February 13, 2002            By:   /s/ Roberto Drassinower
                                         --------------------------
                                         Roberto Drassinower
                                         Chief Executive Officer


Date:  February 13, 2002            By:  /s/ David R. Lewis
                                         --------------------------
                                         David R. Lewis
                                         Chief Financial Officer and Treasurer